Form 10-Q
period 2008-06-30
Infrared Systems International
filed 2008-09-02
CIK 1418115

INFRARED SYSTEMS INTERNATIONAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-17953

Infrared Systems International
(Exact Name of Small Business Issuer as Specified in its Charter)

                                          Nevada                                                                                                                                            38-3767357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 N. Longspur Drive
The Woodlands, TX 77380
(Address of principal executive offices)

(310) 213-2143
(Issuer’s telephone number)

-------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           YES { X } NO { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                           YES { } NO { X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 24, 2008: 6,000,000 of Common shares outstanding.

Transitional Small Business Disclosure Format (check one):
YES { } NO { X }

ii

Table of Contents

Filing Sections

Document                                                                                                                                                                       i

Base                                                                                                                                                                                ii

Cover Page                                                                                                                                                                    ii

Table of Contents                                                                                                                                                        iii

Part I                                                                                                                                                                              1

Condensed Balance Sheets                                                                                                                                       1

Assets                                                                                                                                                                          1

Liabilities & Stockholders Equity                                                                                                                            1

Condensed Statements of Operations                                                                                                                    2

Condensed Statements of Cash Flows                                                                                                                   3

Notes to the condensed Financial Statements                                                                                                      4

Item 2, Management Discussion                                                                                                                             7

Item 3, Controls & Procedures                                                                                                                                 9

Part II                                                                                                                                                                           9

Exhibits and Reports                                                                                                                                                 10

List of Exhibits                                                                                                                                                           12

Signatures                                                                                                                                                                  12

Exhibits

Exhibits                                                                                                                                                                        Filed as Exhibits

iii

INFRARED SYSTEMS INTERNATIONAL

JUNE 30, 2008 CONDENSED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Condensed Balance Sheets, June 30, 2008 and September 30, 2007	2

Condensed Statements of Operations, For the Three and Nine Months Ended June 30, 2008 and 2007	3

Condensed Statements of Cash Flows, For the Nine Months Ended June 30, 2008 and 2007	4

Notes to the Condensed Financial Statements	5 - 8

INFRARED SYSTEMS INTERNATIONAL
CONDENSED BALANCE SHEETS

ASSETS

June 30, 2008 (unaudited)		September 30, 2007
CURRENT ASSETS:
Cash	$137,343	$118,904
Accounts receivable	19,200	17,400
Prepaid expenses	1,774	2,406
Total Current Assets	158,317	138,710

PROPERTY AND EQUIPMENT, net	2,434	1,438

DEFINITE-LIFE INTANGIBLE ASSETS	17,965	16,765

TOTAL ASSETS	$178,716	$156,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,300	$14,788
Customer deposits	118,300	-
Total Current Liabilities	131,600	14,788

DEFERRED INCOME TAX LIABILITY	-	68
Total Liabilities	131,600	14,856

STOCKHOLDERS’ EQUITY (Restated):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Capital in excess of par value	998,619	998,619
Retained earnings (deficit)	(957,503)	(862,562)
Total Stockholders’ Equity	47,116	142,057

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,716	$156,913

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months		Nine Months
	2008	2007	2008	2007
		(Restated)		(Restated)
REVENUES:
Royalty	$19,200	$13,600	$37,600	$47,200

OPERATING EXPENSES:
Consulting	190	-	536	204
Professional fees	36,699	9,989	92,699	38,109
Other general and administrative	22,140	5,226	39,331	13,883
Total Operating Expenses	59,029	15,215	132,566	52,196

INCOME (LOSS) FROM OPERATIONS	(39,829)	(1,615)	(94,966)	(4,996)

OTHER INCOME (EXPENSE):
Interest expense	-	(4,212)	(43)	(8,319)
Related party interest expense	-	(1,584)	-	(4,708)
Total Other Income (Expense)	-	(5,796)	(43)	(13,027)

LOSS BEFORE INCOME TAX PROVISION	(39,829)	(7,411)	(95,009)	(18,023)

PROVISION FOR INCOME TAXES	-	-	68	-

NET INCOME (LOSS)	$(39,829)	$(7,411)	$(94,941)	$(18,023)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,000,000	6,000,000	6,000,000	6,000,000

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(94,941)	$(18,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	245	169
Imputed interest	-	4,708
Net (increase) decrease in operating assets:
Accounts receivable	(1,800)	600
Prepaid expenses	632	(313)
Net increase (decrease) in operating liabilities:
Accounts payable	(1,488)	52,411
Customer deposits	118,300	-
Unearned revenues	-	(29,500)
Deferred income tax liability	(68)	-
Net Cash Provided by Operating Activities	20,880	10,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(1,241)	-
Payments for definite-life intangible assets	(1,200)	(13,765)
Net Cash Used by Investing Activities	(2,441)	(13,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	-	(2,000)
Proceeds from related party loans	-	3,600
Net Cash Provided by Financing Activities	-	1,600

NET INCREASE (DECREASE) IN CASH	18,439	(2,113)

CASH AT BEGINNING OF PERIOD	118,904	4,200

CASH AT END OF PERIOD	$137,343	$2,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43	$8,319
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
None
See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Research and Development – The Company expenses research and development costs as incurred.  During the nine months ended June 30, 2008 and 2007, respectively, research and development costs amounted to $10,632 and $0, which are included in other general and administrative expenses.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2008, the Company had a retained deficit of $957,503.  During the nine months ended June 30, 2008, the Company incurred a net loss of $94,941.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is proposing to develop additional applications for the Company’s technology, specifically in security system surveillance.  Management estimates 18 to 30 months before the Company will start realizing revenues from security system surveillance applications.  Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise any necessary additional funds through loans or through sales of common stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the nine months ended June 30, 2007, an officer of the Company loaned $3,600 to the Company and Parent, and the Company and Parent repaid loans totaling $2,000.  At September 30, 2007, the Company and Parent had repaid the loans.  During the nine months ended June 30, 2007, the Company and Parent imputed interest expense of $4,708.

Office Space - During the nine months ended June 30, 2008 and 2007, the Company and Parent paid or accrued $3,600 and $3,600 in rent to an officer of the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	June 30, 2008
Optical equipment	5 years	$39,386
Office equipment	5 - 10 years	2,927
		42,313
Less accumulated depreciation		(39,879)
Net property and equipment		$2,434

Depreciation expense for the nine months ended June 30, 2008 and 2007 was $245 and $169, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Life	June 30, 2008
Pending patent application	Not Applicable	$17,965
		17,965
Less accumulated amortization		-
Net definite-life intangible assets		$17,965

The Company's definite-life intangible assets consist only of a pending patent application.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTNUED

NOTE 6 - CUSTOMER DEPOSITS

At June 30, 2008, the Company had received cash deposits of $118,300 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company’s export license.  Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as of June 30, 2008 as a current liability because the earnings process was incomplete.  The Company will use approximately $112,000 of the deposits to purchase the infrared detectors in accordance with the customer’s specifications.  After the Company ships the assembled cameras with infrared detectors, the Company will recognize as revenue the net amount of the deposits related to its services, which amount is expected to be approximately $6,000.

NOTE 7 - CONCENTRATIONS

At June 30, 2008, the Company had a cash balance in excess of federally-insured amounts of $45,773.

At June 30, 2008, 100% of the Company's accounts receivable was due from a single licensee.  During the nine months ended June 30, 2008 and 2007, 100% of the Company's and Parent’s royalty revenues were generated through a single licensee.

NOTE 8 - INCOME TAXES

At June 30, 2008, the Company has federal net operating loss carryovers of approximately $109,400 available to offset future taxable income and expiring in 2026, 2027, and 2028.  At June 30, 2008, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the nine months ended June 30, 2008 and 2007:

	2008	2007
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(68)	-
Net income tax expense (benefit) charged to operations	$(68)	$-

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED

NOTE 8 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the nine months ended June 30, 2008 and 2007:

	2008	2007
Loss before income tax provision	$(95,009)	$(18,023)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(14,251)	$(2,703)
Tax effect of:
Parent’s expenses included in operations	-	2,547
Meals and entertainment	379	-
Change in valuation allowance	13,804	156
Net income tax expense (benefit)	$(68)	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

June 30, 2008
Deferred tax assets:
Organization costs	$165
Net operating loss carryovers	16,403
Total deferred tax assets	$16,568

Deferred tax liabilities:
Book basis of patent application	$(2,695)
Tax depreciation in excess of book	(69)
Total deferred tax liabilities	$(2,764)

Total deferred tax assets	$16,568
Total deferred tax liabilities	(2,764)
Valuation allowance	(13,804)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

June 30, 2008
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The management discussion contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "will," "plan," "should," "seek," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current view of management regarding future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual actions or results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The following discussion and analysis should be read in conjunction with the company's financial statements and related footnotes for the year ended September 30, 2007. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Results of Operations for the Three and Nine Months Ended June 30, 2008 compared with the Three and Nine Months Ended June 30, 2007.

Revenues

The revenues for the three months ending June 30, 2008 were $19,200 as compared to $13,600 in the quarter ending June 30, 2007.  Revenues were $37,600 for the nine months ended June 30, 2008, as compared to $47,200 for the nine months ended June 30, 2007. The decrease in revenues during the nine month period was due to a reduction in EVS sales caused by the phasing out of EVS I to be replaced by EVS II.  A total of 47 EVS units were sold by Kollsman during the nine months ended June 30, 2008 as compared to 59 units in the nine months ended June 30, 2007.

Operating Expenses

The operating expenses for the three months ended June 30, 2008 were $59,029 as compared to $15,215 for the three months ended the June 30, 2007.  The substantial increase of 290% was due to an increase in professional fees from $9,989 to $36,699 and an increase in other general and administrative expenses from $5,226 to $22,140, in both cases as a result of costs relating to the preparation of the registration statement relating to the spin-off.  Operating expenses were $132,566 for the nine months ended June 30, 2008, as compared to $52,196 for the nine months ended June 30, 2007.  The increase of $80,370 was the result of professional fees in connection with the preparation of the registration statement and other general and administrative expenses related thereto.  Professional fees for the nine months ended June 30, 2008 were $92,699, as compared to $38,109 for the nine months ended June 30, 2007.  The increase was primarily due to legal and accounting fees in connection with the preparation of the registration statement relating to the spin-off.  Other general and administrative expenses were $39,331 for the nine months ended June 30, 2008 as compared to $13,883 for the nine months ended June 30, 2007.  This increase was due primarily to increased travel, meals and entertainment expenses.

Other Income and Expense

There was no interest expense for the three months ended June 30, 2008, as compared to $4,212 for the three months ended June 30, 2007, and was $43 for the nine months ended June 30, 2008 as compared to $8,319 for the nine months ended June 30, 2007.  Related party interest expense was zero for the three months ended June 30, 2008, as compared to $1,584 for the three months ended June 30, 2007, and was zero for the nine months ended June 30, 2008 as compared to $4,708 for the nine months ended June 30, 2007.  The decrease in interest expense and in related party interest expense in both periods was due to the repayment of substantially all of our debt in July 2007 with funds provided as a result of the transaction with American SXAN Biotech, Inc.

Net Profit (Loss) Before Provisions for Income Taxes

The net loss for the three months ended June 30, 2008 was $39,829 as compared to $7,411 for the three months ended June 30, 2007.  The increase in net loss was due to the reduced revenue from EVS sales.  The net loss for the nine months ended June 30, 2008 was $94,941 as compared to a net loss for the nine months ended June 30, 2007 of $18,023.  The increase in net loss for the nine month period was due primarily to the increase in professional fees relating to the preparation of the registration statement, and to the decrease in revenues from EVS sales.

Going Concern

We have limited working capital and limited revenues from sales of products or licenses.  During 2007, all of our revenues were generated from a single licensee. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our attaining future profitable operations. Management’s plans include strict restrictions on the cost of ongoing operations, such as providing minimal compensation to management, and limiting professional, travel and other operating expenses in order to remain within our budget of approximately $35,000 to $55,000 per year.  Operating expenses were slightly more than $80,000 in each of fiscal years 2006 and 2007, but such costs included professional and other expenses related to merger and spin-off activities.  There can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of revenues is from royalties from our EVS licensee Kollsman.  Our Royalties reported as revenues are net royalties.  Once the Advance Royalty debt was satisfied our royalty per unit increased from $300 per unit to $800 per unit.  Our obligation has been fully satisfied.

Item 3. Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our principal executive/financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that the controls and procedures were effective in ensuring that information required to be disclosed in our SEC reports is accumulated and communicated to our management, including our principal executive/financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

There were no legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issuing of securities.

Item 3.   Defaults Upon Senior Securities

There were no defaults.

Item 4.   Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to shareholders.

Item 5.  Other Information

There was no other information for disclosure.

ITEM 6.   EXHIBITS

3.1      Articles of Incorporation (1)
3.2      Amendments & Bylaws
10       Material Contracts (2)
31       Rule 13a-14(a)/15d-14a (a) certifications
32       Section 1350 certifications

(1)  Incorporated  by  reference to the  exhibits to  Registrant's  Registration
     Statement on Form SB-2 filed November 14, 2007, file Number 333-147367.

(2)  Incorporated by reference to the exhibits to Registrant's Registration Statement on
     Form SB-2 filed November 14, 2007, file Number 333-147367 and the amendments thereto on Form SB-2 and on Form S-1 dated January 25, 2008, March 26, 2008, and May 8, 2008.

31.1 CERTIFICATION  PURSUANT  TO RULE  13A-14(A)  OR RULE  15D-14(A)  UNDER  THE
     SECURITIES AND EXCHANGE ACT OF 1934.

32.1 Certification  of President,  Chief  Executive  Officer and Chief Financial
     Officer  Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section
     302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2008                   Infrared Systems International
                                               (Registrant)

                                            By:/s/ GARY E. BALL /s/
                                   ---------------------------------------
                                    Gary E. Ball
                                    Chief Executive Officer and Chief Financial Officer