Form 10-K
period 2008-09-30
Infrared Systems International
filed 2009-01-13
CIK 1418115

0

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

INFRARED SYSTEMS INTERNATIONAL, INC.
(Exact name of registrant as specified in its Charter)

Nevada	38-3767357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 N. Longspur Drive, The Woodlands, Texas	77380
(Address of Principal Executive Offices)	(Zip Code)

(310) 213-2143
Registrant's Telephone Number (including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class                                           Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                 Yes [   ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                                                                                                                 Yes [    ]  No [  X ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act  of 1934 during the  preceding  12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing requirements for past 90 days.                                                                                                                                Yes [X] No  [   ]

Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-K or any amendment to this Form 10-K.

Yes  [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One): Large Accelerated Filer [   ] Accelerated Filer [   ] Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One): Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated [  ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                 Yes [   ] No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal year. For purposes of this disclosure, shares of common stock held by persons who hold more that 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
January 1, 2009                                           Common Stock: 1,167,279 (e) shares.

DOCUMENTS INCORPORATED BY REFERENCE:      None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Infrared Systems International.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

ITEM 1.                      BUSINESS

Business

Background

Infrared Systems International (ISI) was formed under the laws of the State of Nevada on April 11, 2006 as a wholly-owned subsidiary of CSBI (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

On July 11, 2007, CSBI acquired American SXAN Biotech, Inc. a Delaware Corporation doing business exclusively in the People’s Republic of China under a registered capital corporation, Tieli XiaoXingAnling Forest Frog Breeding Co, Ltd.   As a result of the acquisition, the stockholders of American SXAN Biotech, Inc. acquired control of CSBI.

Pursuant to one of the terms of the acquisition, all of the assets and liabilities of CSBI as of the date of the acquisition were transferred into ISI.  Since that time, ISI had conducted not only the infrared security systems development for which it was formed but also the other prior activities of CSBI.

ISI, and prior to its formation in 2006 its parent, has been engaged in the development of infrared products for commercial applications. Since 2006, ISI has focused its activities on the development of infrared security systems for the automatic detection of intruders.  No other material products have been developed by ISI (or prior to its formation its parent) for more than three years, although ISI has various proprietary technology developed by its parent prior to that time.

ISI’s revenues during the past three years have been derived from only two sources: a 1997 license agreement relating to proprietary technology utilized by Kollsman Instruments for its Enhanced Visions System for commercial aviation; and acting on behalf of a Taiwanese company in connection with the acquisition and modification of infrared camera systems in the U.S. for thermal imaging of the human body for medical purposes and exporting the modified products to the Taiwanese company.  The services rendered for the Taiwanese corporation are commercial labor and transportation, and no technology of ISI is involved.

Enhanced Vision System

We previously were engaged in the development of an infrared imaging camera system for commercial aircraft to allow civilian pilots to land their aircraft under conditions of low or reduced visibility.  The infrared camera system is especially designed to enhance the performance of the imager by proprietary techniques of selective wavelength enhancement.  An exclusive license for this system was granted to Kollsman Instruments in 1997. The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies.  Royalty payments are required for each EVS system sold utilizing a licensed product, based upon the number of units sold.  Pursuant to the license agreement, the royalty is $800 per unit for units 201 through 2,000 (the first 20 units were prepaid and no payment was required for units 21 through 200), $1,400 per unit for units 2,001 through 5,000, $3,800 per unit for units 5,001 through 10,000, and $200 per unit thereafter.  Through September 30, 2008, a total of 498 units have been sold.  The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months.

The royalties paid by Kollsman were $65,600 in the fiscal year ended September 30, 2007 and were $51,200 in fiscal 2008.  A total of 82 units were sold during fiscal year 2007, and 64 units in 2008.  The reduction from 82 units to 64 units was the result of a lack in production units caused by the phasing out of EVS I to the newer and higher performing EVS II.  The new market with FedEx and other entities is for the lighter weight, smaller size EVS II.

Contracting

ISI has acted as an export agent and service contractor for a Taiwanese corporation from time to time since 2000.  That corporation, among other things, has developed and markets a digital infrared medical diagnosis system known as the SPECTRUM9000 System.  We currently have been engaged by the corporation to purchase 40 infrared detectors from a U.S. supplier, install them into a camera shell provided by the corporation with a test circuit board, and ship them in the camera shell to the corporation in Taiwan.  The Taiwanese corporation then completes the NV-2000 IR camera which is part of the SPECTRUM9000 System. The system conforms to the applicable directives and standards for medical thermal imaging radiometer systems, and is registered with the U.S. Food and Drug Administration.

As part of obtaining the detector systems for the Taiwanese corporation, we secured the necessary export license from the U.S. Department of Commerce for the export of the detector systems.  This is the fourth time that we have performed these services for the Taiwanese corporation since 2000.  None of our proprietary technology is utilized in these systems.  Although the amount paid to us by the Taiwan Corporation for the current engagement was nearly $120,000, approximately $112,000 of this amount will be used to purchase the infrared camera detectors from a Dallas based manufacturer.

Since the initial contract was signed, difficulties with switching from the previous detector (a U3000) to a new detector (U3500) have led to several problems.  ISI has filed for a new export license for the U3500 (D 396180, July 19, 2008) and ISI needed to be re-qualified with the Department of Commerce reflecting the change in ownership.  To accomplish this additional effort UIS has contracted with Gary Ball, who is also the President of ISI,  to perform this work.  This has resulted in a cost of $12,500.   In addition, UIS instructed ISI to purchase two IR Cameras from FLIR Inc. for $8,875.  The purchase was made with a direct shipment of the cameras to UIS by FLIR Inc.

We continue to work with DRS to secure a Technical Data License from the Department of State for the U3500 detectors.  The need to secure such a license is broader and more inclusive than the exporting for the SPECTRUM 9000.  UIS has indicated they will be introducing a new medical product, called a Dry Eye Tester.  The new system will use the U3500 as the detector.  As a result securing of the requisite Data Release is important.

Costs incurred by ISI in pursuing the out of scope tasks for UIS have been accepted and billed against the original advanced funds account.  The obligation of ISI has been correspondingly reduced reflecting the expenditure of authorized expenses.  Once the necessary Technical Data has been secured and all applicable expenses applied, the balance of the funds will be applied to the purchasing of the U3500 detectors for export.  This will result in the number of units exported falling to between 30 and 35 units.  UIS at their option may remit additional funds to secure the full 40 units authorized under the DOC export license.

Infrared Security System

The infrared security system (ISS) product is based upon a unique and proprietary concept. The ISS utilizes two or more infrared cameras directed at a common surveillance area.  The locations of the cameras and their optical fields of view are pre-established and stored in a central computer database.  Computer programs harmonize the information into a three dimensional grid, and camera processors perform image processing on the surveillance area to detect moving objects.  Information is transmitted to the central computer, and compared to information in the database for pre-defined threats.  Alarm criteria can be based on object size, location, and movement over time.  We believe this system has a powerful threat detection capability that inherently rejects false alarms and which will separate our ISS from those of our competitors. A provisional patent was filed in November 7, 2005 (60/597,048), a full patent was filed in November 3, 2006, (11/592,639) preserving the original filing date, and a petition for an expedited patent application review was filed in August 2007.  In September 2007, our request for an accelerated review was granted, and we are currently in discussions with the US patent office.  The activity with the US customs office requiring our patent attorney has been estimated to cost between $12,000 and $14,000, in November and December of 2008. We have no patents at this time.

Until the ISS patent is granted ISI will not be addressing any new business opportunities.

Competition

We are engaged in two principal markets, enhanced vision systems for commercial aviation and surveillance systems for physical security.  There are numerous companies providing such services in the United States and in other countries. Our competitors have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully market our products in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

In the enhanced vision systems market, we have an exclusive agreement with Kollsman Inc. whereby our intellectual property and information was used to create an enhanced vision system being produced and marketed by Kollsman.  We believe that the principal competitors of Kollsman are CMC Marconi and Max-Viz.  Both corporations have announced that they have developed an enhanced vision system similar to that of Kollsman, but to our knowledge neither of these products has been certified by the FAA to operate in the low visibility conditions for which the Kollsman enhanced vision system is approved.

The market for infrared surveillance is extremely competitive. We believe that competition in these areas is principally based on the quality of the product in terms of performance, reliability, service, deliverability, and price.  The demand for infrared sensing devices has produced a wide variety of competitors and competitive systems.  For most commercial applications, the principal competitive factor is cost, although we believe that for the applications we seek to pursue the principal competitive factor will be performance.

Effect of Governmental Regulations

Infrared imaging has been given a commodity jurisdiction by the US Department of State. As a controlled “dual use” technology, the “dual use” being military and commercial, the technology is subject to US government oversight.  In certain defined instances our “commercial product” could be applied and used in a non-commercial application, such as military or US government agency applications.  In such a case, our commercial product would be monitored and controlled by the US Arms Export Control Act, and the technical data must be in compliance with the Internal Traffic in Arms Regulation.  We do not expect such government regulation to materially impede our proposed business.

Although the EVS system incorporating our proprietary technology requires FAA approval, such approval is the obligation of Kollsman and its customers.  The export by ISI of infrared detectors purchased in the U.S. to our Taiwanese customer requires an export license from the U.S. Department of Commerce, which we have obtained.  We believe that our activities on behalf of the Taiwanese customer, since we are not involved in manufacturing a medical device, do not require FDA approval.

Property

We currently use the address of our President for company use, for which we pay him $400 per month. We own no real estate nor have plans to acquire any real estate.

Employees

We have no employees other than Gary Ball, our President and Secretary-Treasurer. Mr. Ball does not have a written employment agreement with us.

Plan of Operation in the Next Twelve Months

Once we have received the ISS patent we intend to seek partners for our infrared security system over the coming months.  Such potential partners include infrared camera suppliers, suppliers of radio frequency identification technology, commercial wireless providers, and cellular handset suppliers.

We have identified numerous potential applications for our infrared security system, and will engage in discussions with various corporations in search of partners who desire to utilize our system for one or more of the potential applications for our system.  The most likely potential applications for our system for which we will seek partners include:

Small to medium business security

Home security

Construction site security

Perimeter security

Aircraft security

Private airport security

Perimeter security for key facilities such as refineries, power plants, water reservoirs, and oil fields

The EVS project continues with ongoing sales by Kollsman to Gulfstream.  These sales closely track the new aircraft deliveries by Gulfstream.  The retrofit market for Gulfstream continues at a slow rate, but is projected to improve now that a modified form of the EVS, designated by Kollsman as the Enhanced Vision System II (EVS II), has been certified by the FAA and is in production.  We believe that the FAA certification of EVS II in late January of 2008 will result in an increase in the Gulfstream retro-fit program for older models of their G series aircraft, which will use the new EVS II, for FedEx.

Expenses

We estimate that we will require between $35,000 and $55,000 over the next twelve months in order to implement our business strategy, consisting primarily of: establishing one or more development partnerships; building a marketing demonstration model; and conducting demonstrations and attending trade conventions.

Liquidity and Capital Resources

Based upon our anticipated monthly expenses of approximately $3,000 to $5,000 per month, exclusive of expenses associated with this offering of approximately $70,000, we expect to have sufficient capital resources to implement our business plan over the coming year.  This does not take into account royalties from the rights of AVTX transferred to us in July 2007, which we believe will generate revenues of at least $90,000 during the next twelve months.  Our primary source of revenues is from royalties from the EVS licensee, Kollsman.

Results of Operations, Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The revenues for 2008 were $51,200 as compared to $65,600 in 2007.  This 22 % decrease in sales is attributed to production gaps due to the phasing out of EVS I and the phasing in of EVS II.  The expenses in 2008 were $180,920 as compared to $82,418 in 2007.  This very large increase of 120% ($98,502) was attributed to costs associated with the spin out.  The increase in legal fees from 2007 to 2008 was $67,978, or 69% of the increase.  The R&D on the ISS project was $11,073 in 2008 as compared to $0 in 2007, which was 11.2% of the increase, and the costs of trade shows was an additional 13.4% of the increase.

ITEM 1A.                      RISK FACTORS

If we do not generate adequate revenues to finance our operations, our business may fail.

We were incorporated on April 11, 2006.  Our business primarily involves marketing activities. As of September 30, 2008, we had a retained deficit of $992,573.  During the years ended September 30, 2008 and 2007, respectively, we had net losses of $ 130,011 and $31,278.  We expect to generate revenues during the next twelve months from our existing licensee.  However, our expected revenue generation and expenses are difficult to predict, and there can be no assurance that revenues will be sufficient to cover operating costs for the foreseeable future.  The large non-recurring cost of the spin out is nearly complete, it is estimated another $20,000 should complete the effort.  Consequently, it may be necessary to raise additional funds.  If we are unable to raise funds to cover any operating deficit after the fiscal year ending September 30, 2008, our business may fail.

Because we had incurred a loss and have not commenced our planned principal operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended September 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of operating losses since inception, the failure to yet commence planned principal operations, and current liabilities in excess of current assets.  Our ability to achieve and maintain profitability and positive cash flow is dependent on such factors as our ability to enter into license agreements and our licensees’ ability to sell products utilizing our technology. Based upon current plans, we expect our operating costs to range between $35,000 and $55,000 for the fiscal year ending September 30, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

As our stock will not be listed on NASDAQ or another national exchange, trading in our shares will be subject to rules governing “penny stocks,” which will impair trading activity in our shares.

As we do not intend to list our stock on NASDAQ or another national exchange, our stock will therefore be subject to rules adopted by the Securities and Exchange Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.

Issuances of our stock could dilute current stockholders and adversely affect the market price of our common stock, if a public trading market develops.

We have the authority to issue up to 50,000,000 shares of common stock, 50,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operations. If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval, or in connection with one or more acquisitions.  No such transactions currently are planned.

The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Our Articles of Incorporation eliminate the liability of our directors for monetary damages to the fullest extent permissible under Nevada law.  Nevada law permits the elimination of the personal liability of a director or officer for damages for breach of fiduciary duty as a director or officer, although such a provision must not eliminate the liability of a director or officer for (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (b) the payment of distributions in violation of Nevada Revised Statutes Section 78.300.  This exculpatory provision may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Competition in the infrared products industry is intense.

Our business plan involves developing and licensing infrared products. This business is highly competitive. There are numerous similar companies providing such products in the United States. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our infrared products business will depend on our ability to successfully market our products in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

Our intellectual property may not be adequately protected.

While we have a patent pending, we cannot assure that a patent will be issued on the basis of our application or that, if such a patent is issued, it will be sufficiently broad to protect our technology.  In addition, we cannot assure that any patents issued to us will not be challenged, invalidated, or circumvented.  In order to safeguard our unpatented proprietary know-how, trade secrets, and technology, we rely primarily upon trade secret protection and nondisclosure provisions in agreements with employees and others having access to confidential information.  We cannot assure that these measures will adequately protect us from improper disclosure or misappropriation of our proprietary information.

Enforcing and protecting our proprietary information can be costly.

If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected.  We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We also may need to engage in litigation in the future to enforce any patent rights. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend or enforce our proprietary technology.

The share control position of Gary Ball and his wife will limit the ability of other stockholders to influence corporate actions.

After distribution of our shares to the CSBI stockholders, our largest stockholders, Gary and Wendy Ball, will own an aggregate of 338,780 shares of our common stock (including shares of common stock held in the IRA account for Wendy Ball) and thereby control approximately 29% of our outstanding shares. Because Gary and Wendy Ball will own such a significant percentage of the outstanding shares, other stockholders, individually or as a group, will be at a disadvantage in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our stockholders generally.

Our future success depends, in large part, on the continued service of our President.

We depend almost entirely on the efforts and continued employment of Mr. Gary Ball, our President and Secretary-Treasurer. Mr. Ball currently is our sole executive officer, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with Mr. Ball, and we do not carry key person insurance on his life. Mr. Ball currently is able to devote substantially all of his time on our behalf.  The loss of the services of Mr. Ball, through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Ball.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES

None.

ITEM 3.                      LEGAL PROCEEDINGS

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

A registrant that qualifies as a smaller reporting company is not required to provide the performance graph required in paragraph (e) of Item 201 of Regulation S-K.

The company’s common stock did not trade during the 2008 fiscal year.  As of December 31, 2008, there were approximately 1,009 holders of record of ISI common stock.

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

No equity securities were issued during the 2008 fiscal year with respect to compensation plans.

No stock repurchases were made to ISI during the fourth quarter of the 2008 fiscal year.

ITEM 6.SELECTED FINANCIAL DATA

A registrant that qualifies as a smaller reporting company is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The emergence of ISI into an independent corporation in 2009 will afford us the opportunity to pursue business ventures that were denied us as a wholly-owned subsidiary.  The passage of time from the merger in July of 2007 until now, has worked to our benefit allowing the EVS market to mature gaining national and international standing in the commercial aviation community.  Our exclusive licensee Kollsman has added potential customers with 2009 certifications and 2010 sales being projected by Elbit, the parent company of Kollsman.  Similarly, our efforts in the Infrared Security System have given us a clear picture of the potential market, and how we can fit in.  This understanding has caused us to place great emphasis on the security of our pending patent.  Without the legal power of the patent, it will be difficult to enter, engage, and protect our intellectual rights.  This realization has caused us to de-emphasize our R&D plan and concentrate on the completion of the patent.  Until a patent with appropriate claims is granted, formulating the right strategy will be placed on hold.  The denial of the patent, or a watered down acceptance does not terminate the venture, but it will significantly affect our plans.  Our work with UIS, the Taiwanese corporation, may result in closer ties including fabrication of detector assemblies in the US for them.  To meet the new export requirements our business model will need to change to reflect both the commercial realities and regulatory changes.  Lastly, the board of directors is committed to pursuing opportunities that will enhance stockholder value.  We will consider all opportunities that can accomplish this goal.  Many of these investigations are conducted under agreements of confidentiality which are essential for success to be possible.  To the extent that these investigations can be disclosed without damaging the enterprise, the stockholders will be appropriately appraised.

Results of Operations for the Fiscal Year Ended September 30, 2008 Compared with the Fiscal Year Ended September 30, 2007

Net Sales

Net sales were approximately $51,200 for the fiscal year ended September 30, 2008 as compared to approximately $65,600 for the prior fiscal year.  The decrease was due to a reduction in the number of EVS units sold by Kollsman from 82 in fiscal 2007 to 64 in fiscal 2008.  Consulting fees were zero in fiscal 2008, the same as the prior fiscal year.  Such fees are generated by the periodic purchases by a foreign customer, with our assistance, of infrared detectors from a third party for its medical business, which purchases generally have occurred approximately every other year.  Since there were no costs of goods, gross profits were the same as revenues.  ISI earned $800 per unit during both fiscal 2007 and fiscal 2008.  The reduction from 82 units to 64 units was the result of a lack in production units caused by the phasing out of EVS I to the newer and higher performing EVS II.  The new market with FedEx and other is for the lighter weight, smaller size EVS II.

Selling, General and Administrative Expenses

Operating expense for the fiscal year ended September 30, 2008 was $180,920 as compared to $82,418 for the prior fiscal year.  The large increase in professional fees was due primarily to approximately $126,159 as opposed to $58,181 in legal and accounting fees incurred in connection with the spin-off of ISI. The large portion of this increase ($43,741) was due to larger than was anticipated legal fees with the spin off.  Travel, meals, and entertainment expenses increased from $13,889 in 2007 to $30,022 in 2008.  This increase was the result of an increased activity on the Infrared Security System project. General expenses remained essentially flat with an increases from $13,666 as compared to the prior year $10,348.  R&D costs were initiated in 2008 on the ISS project.  The costs for the purchase and installation of equipment was $11,073.

Other Income and Expense

For the fiscal year ended September 30, 2008, the expense was $359 compared to $14,392 for the prior fiscal year. The decrease in expense resulted from a reduction in lower interest payments caused by the reduction in corporate debt.

Net Profit (Loss) Before Provision for Income Taxes

The net loss for the fiscal year ended September 30, 2008 was $130,011 versus $31,278 for the prior fiscal year.  The large increase in the loss ($98,733) was due to a small decrease in revenues ($14,400) and a significant increase in legal and accounting expenses associated with the spin off of approximately ($67,978).

Contracting

ISI has acted as an export agent and service contractor for a Taiwanese corporation since 2000.  That corporation, among other things, has developed and markets a digital infrared medical diagnosis system known as the SPECTRUM9000 System.  We currently have been engaged by the corporation to purchase 40 infrared detectors from a U.S. supplier, install them into a camera shell provided by the corporation with a test circuit board, and ship them in the camera shell to the corporation in Taiwan.

As part of obtaining the detector systems for the Taiwanese corporation, we secured the necessary export license from the U.S. Department of Commerce for the export of the detector systems.  This is the fourth time that we have performed these services for the Taiwanese corporation since 2000.  None of our proprietary technology is utilized in these systems.  Although the amount paid to us by the Taiwan Corporation for the current engagement was nearly $120,000, approximately $112,000 of this amount was used to purchase the infrared camera detectors from a Dallas based manufacturer.

Since the initial contract difficulties with switching from the previous detector (a U3000) to a new detector (U3500) have led to several problems.  ISI has filed for a new export license for the U3500 (D 396180, July 19, 2008) and ISI needed to be re-qualified with the Department of Commerce reflecting the change in ownership.  To accomplish this additional effort UIS has contracted with Gary Ball to perform this work.  This has resulted in a cost of $12,500 that has been paid by debiting the $112,000 allocated for purchasing of the detectors.   In addition, UIS instructed ISI to purchase two IR Cameras from FLIR Inc. for $8,875.  The purchase was made with a direct shipment of the cameras to UIS by FLIR Inc.

We continue to work with DRS to secure a Technical Data License from the Department of State for the U3500 detectors.  The need to secure such a license is broader and more inclusive than the exporting for the SPECTRUM 9000.  UIS has indicated they will be introducing a new medical product, called a Dry Eye Tester.  The new system will use the U3500 as the detector, thus the securing of the requisite Data Release is important for several reasons.

Costs incurred by ISI in pursuing the out of scope tasks for UIS have been accepted and billed against the original advanced funds account.  The obligation of ISI has been correspondingly reduced reflecting the expenditure of authorized expenses.  Once the necessary Technical Data has been secured and all applicable expenses applied, the balance of the funds will be applied to the purchasing of the U3500 detectors for export.  This will result in the number of units exported falling between 30 and 35 units.  UIS at their option may remit additional funds to secure the full 40 units authorized under the DOC export license.

Infrared Security System

The infrared security system (ISS) product is based upon a unique and proprietary concept. The ISS utilizes two or more infrared cameras directed at a common surveillance area.  The locations of the cameras and their optical fields of view are pre-established and stored in a central computer database.  Computer programs harmonize the information into a three dimensional grid, and camera processors perform image processing on the surveillance area to detect moving objects.  Information is transmitted to the central computer, and compared to information in the database for pre-defined threats.  Alarm criteria can be based on object size, location, and movement over time.  We believe this system has a powerful threat detection capability that inherently rejects false alarms and which will separate our ISS from those of our competitors. A provisional patent was filed in November 7, 2005 (60/597,048), a full patent was filed in November 3, 2006, (11/592,639) preserving the original filing date, and a petition for an expedited patent application review was filed in August 2007.  In September 2007, our request for an accelerated review was granted, and we are currently in discussions with the US patent office.  The activity with the US customs office requiring our patent attorney has been estimated to cost between $12,000 and $14,000, in November and December of 2008. We have no patents at this time.

Liquidity and Capital Resources

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of its operations.

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

A registrant that qualifies as a smaller reporting company is not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

SEPTEMBER 30, 2008 FINANCIAL STATEMENTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Infrared Systems International

We have audited the accompanying balance sheets of Infrared Systems International (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infrared Systems International as of September 30, 2008 and 2007, and the results of its operations, stockholders’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
January 12, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

INFRARED SYSTEMS INTERNATIONAL
BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007

ASSETS

	2008	2007
CURRENT ASSETS:
Cash	$93,327	$118,904
Accounts receivable	13,600	17,400
Prepaid expenses	1,774	2,406
Total Current Assets	108,701	138,710

PROPERTY AND EQUIPMENT, net	2,495	1,438

DEFINITE-LIFE INTANGIBLE ASSETS	17,965	16,765

TOTAL ASSETS	$129,161	$156,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,450	$14,788
Customer deposits	92,665	-
Total Current Liabilities	117,115	14,788

DEFERRED INCOME TAX LIABILITY	-	68
Total Liabilities	117,115	14,856

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Capital in excess of par value	998,619	998,619
Retained earnings (deficit)	(992,573)	(862,562)
Total Stockholders’ Equity	12,046	142,057

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,161	$156,913

See Accompanying Notes.

INFRARED SYSTEMS INTERNATIONAL
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
REVENUES:
Royalty	$51,200	$65,600

OPERATING EXPENSES:
Professional fees	126,159	58,181
Travel, meals, and entertainment	30,022	13,889
Research and development	11,073	-
Other general and administrative	13,666	10,348
Total Operating Expenses	180,920	82,418

LOSS FROM OPERATIONS	(129,720)	(16,818)

OTHER INCOME (EXPENSE):
Interest expense	(359)	(9,505)
Related party interest expense	-	(4,887)
Total Other Income (Expense)	(359)	(14,392)

LOSS BEFORE INCOME TAX PROVISION	(130,079)	(31,210)

PROVISION FOR INCOME TAXES	68	(68)

NET LOSS	$(130,011)	$(31,278)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,000,000	6,000,000

See Accompanying Notes.

INFRARED SYSTEMS INTERNATIONAL
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2006	-	$-	6,000,000	$6,000	$700,269	$(831,284)	$(125,015)

Capital contributions, July 2007	-	-	-	-	293,463	-	293,463

Imputed related party interest	-	-	-	-	4,887	-	4,887

Net loss for the year ended September 30, 2007	-	-	-	-	-	(31,278)	(31,278)

BALANCE, September 30, 2007	-	-	6,000,000	6,000	998,619	(862,562)	142,057

Net loss for the year ended September 30, 2008	-	-	-	-	-	(130,011)	(130,011)

BALANCE, September 30, 2008	-	-	6,000,000	$6,000	$998,619	$(992,573)	$12,046

See Accompanying Notes.

INFRARED SYSTEMS INTERNATIONAL
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,011)	$(31,278)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	379	215
Imputed interest	-	4,887
Net (increase) decrease in operating assets:
Accounts receivable	3,800	(11,700)
Prepaid expenses	632	(2,334)
Net increase (decrease) in operating liabilities:
Accounts payable	9,662	(15,669)
Customer deposits	92,665	-
Unearned revenues	-	(30,500)
Deferred income tax liability	(68)	68
Net Cash Used by Operating Activities	(22,941)	(86,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(1,436)	(933)
Payments for definite-life intangible assets	(1,200)	(13,765)
Net Cash Used by Investing Activities	(2,636)	(14,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	-	(82,550)
Proceeds from related party loans	-	4,800
Proceeds from capital contributions	-	293,463
Net Cash Provided by Financing Activities	-	215,713

NET INCREASE (DECREASE) IN CASH	(25,577)	114,704

CASH AT BEGINNING OF PERIOD	118,904	4,200

CASH AT END OF PERIOD	$93,327	$118,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$359	$9,505
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
None

See Accompanying Notes.

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Infrared Systems International (“the Company”) is a corporation organized under the laws of the State of Nevada on April 11, 2006 as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) (“Parent”).  Parent was organized under the laws of the State of Delaware on June 16, 1969.  In July 2007, Parent transferred the assets, liabilities, and operations of its technology licensing business to the Company.  Because Parent’s operations are considered to be the Company’s predecessor business, the financial statements include Parent’s operations from the inception of the business.  The Company is in the process of effecting its spin-off by dividend to stockholders of Parent.

Nature of Operations — The Company licenses rights to use internally-developed optical technology.  The Company also plans to develop a night vision system with applications for both military and civil aircraft.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable — The Company records accounts receivable at cost less allowance for doubtful accounts.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  Since all accounts receivable are from one licensee, Kollsman, Inc., which has timely paid all royalties to the Company, management has estimated that no allowance for doubtful accounts is necessary.

Property and Equipment — The Company records property and equipment at cost and uses straight-line depreciation methods.  Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred.  Other renewals and betterments are capitalized.

Unearned Revenues — The Company defers advanced royalty payments as deferred revenues until those royalties are earned.  The Company does not offer a refund or trial period for licensing its technology; however, if the licensing agreement were terminated prior to earning the advanced royalty payments, the Company may have been required to refund the unearned amount.  Between 1997 and 1999, the customer prepaid $500 per system of the royalties for systems 201 through 410, totaling $105,000.  These prepaid revenues were recorded as unearned revenue until recognized as revenue during the period that the corresponding system was sold.

Revenue Recognition — The Company’s revenue primarily comes from royalties derived through licensing its technology to a single customer.  The licensing agreement allows the customer exclusively to use the Company’s technology in aircraft systems manufactured by the customer in exchange for a royalty fee for each system sold by the customer that includes the Company’s technology.  The royalty fee is payable quarterly and amounts to $800 per aircraft system for systems 201 through 2,000.  There are provisions for the royalty fee to increase to $1,400 per system after 2,000 cumulative systems have been sold, to increase to $3,800 per system after 5,000 cumulative systems have been sold, and to decrease to $200 per system after 10,000 cumulative systems have been  sold, provided the customer sells enough systems to reach any of these scheduled adjustments to the royalty fee.  As of September 30, 2008, the customer had sold a total of 495 cumulative aircraft systems since the licensing agreement was signed in 1997.  The licensing agreement continues in effect as long as the customer continues to use the Company’s technology in aircraft systems it manufactures.  The Company recognizes its royalty revenues as the customer sells aircraft systems that include the Company’s technology.  At that time, in accordance with the license agreement, the royalty fee has been earned by the Company, there is an agreed upon amount for the royalty fee, and

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued) — collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in 1997.  The Company has also generated some revenues from consulting arrangements where the Company has assembled existing equipment and readied the assembled equipment for shipment in accordance with the requirements of the Company’s export license.  Consulting revenue is recognized when the equipment has been assembled, there is an agreed upon price for the services, and collection of the revenue is reasonably assured.

Research and Development — The Company expenses research and development costs as incurred.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2008, the Company had a retained deficit of $992,573.  During the year ended September 30, 2008, the Company incurred a net loss of $130,011.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is proposing to develop additional applications for the Company’s technology, specifically in security system surveillance.  Management estimates 15 to 27 months before the Company will start realizing revenues from security system surveillance applications.  Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise any necessary additional funds through loans or through sales of common stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the year ended September 30, 2007, an officer of the Company loaned $4,800 to the Company and Parent, and the Company and Parent repaid loans totaling $82,550.  At September 30, 2007, the Company and Parent had repaid the loans.  The loans were non-interest-bearing and were due on demand; however, the Company and Parent imputed interest at an annual rate of 8%.  During the year ended September 30, 2007, the Company and Parent imputed interest expense of $4,887.

Capital Contributions - In July 2007, Parent made cash contributions to the Company totaling $293,463.

Management Compensation - The Company has not paid any compensation to any officer or director of the Company because they have not yet performed any significant services for the Company.

Office Space - In January 2006, Parent started renting office space from an officer of the Company for $400 per month.  The Company is continuing to rent office space from the officer.  During the years ended September 30, 2008 and 2007, the Company and Parent paid or accrued $4,800 and $4,800 in rent to an officer of the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	September 30, 2008	September 30, 2007
Optical equipment	5 years	$39,386	$39,386
Office equipment	3 – 10 years	3,122	1,686
		42,508	41,072
Less accumulated depreciation		(40,013)	(39,634)
Net property and equipment		$2,495	$1,438

Depreciation expense for the years ended September 30, 2008 and 2007 was $379 and $215, respectively.

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Life	September 30, 2008	September 30, 2007
Pending patent application	Not Applicable	$17,965	$16,765
		17,965	16,765
Less accumulated amortization		-	-
Net definite-life intangible assets		$17,965	$16,765

The Company’s definite-life intangible assets consist only of a pending patent application.  Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent.  If a patent application is denied, the related costs will be expensed immediately.  It is anticipated that the US Patent Office will respond to the pending patent request during 2009.  Management compared the estimated cost of the patent of approximately $20,000 to management’s estimate of the market for products utilizing the patent, if granted, in determining the recoverability of this asset.

NOTE 6 - CUSTOMER DEPOSITS

At September 30, 2008, the Company had received net cash deposits of $92,665 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company’s export license.  Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as of September 30, 2008 as a current liability because the earnings process was incomplete.  The Company plans to pay approximately $112,000 to purchase the infrared detectors in accordance with the customer’s specifications, which will require additional payments by the customer.  After the Company ships the assembled cameras with infrared detectors, the Company will recognize as revenue the net amount of the deposits related to its services, which amount is expected to be approximately $6,000.

NOTE 7 - UNEARNED REVENUES

For the Year Ended September 30, 2007
Balance at beginning of year	$30,500
Less recognized revenues	(30,500)
Balance at end of year	$-

NOTE 8 – CONCENTRATION

At September 30, 2008 and 2007, 100% of the Company’s accounts receivable was due from a single licensee.  During the years ended September 30, 2008 and 2007, 100% of the Company’s and Parent’s royalty revenues were generated through a single licensee.

NOTE 9 - INCOME TAXES

At September 30, 2008, the Company has federal net operating loss carryovers of approximately $140,600 available to offset future taxable income and expiring in 2026, 2027, and 2028.  At September 30, 2008, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 9 - INCOME TAXES (Continued)

The income tax provision consists of the following components for the years ended September 30, 2008 and 2007:

	2008	2007
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(68)	68
Net income tax expense (benefit) charged to operations	$(68)	$68

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the years ended September 30, 2008 and 2007:

	2008	2007
Loss before income tax provision	$(130,079)	$(31,210)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(19,512)	$(4,682)
Tax effect of:
Parent’s expenses included in operations	-	2,727
Book basis of patents deducted by Parent	-	2,514
Imputed interest expense	-	27
Meals and entertainment	734	100
Change in valuation allowance	18,710	(618)
Net income tax expense (benefit)	$(68)	$68

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	September 30, 2008	September 30, 2007
Deferred tax assets:
Organization costs	$150	$210
Net operating loss carryovers	21,392	2,240
Total deferred tax assets	$21,542	$2,450

Deferred tax liabilities:
Book basis of patent application	$(2,695)	$(2,514)
Tax depreciation in excess of book	(137)	(4)
Total deferred tax liabilities	$(2,832)	$(2,518)

Total deferred tax assets	$21,542	$2,450
Total deferred tax liabilities	(2,832)	(2,518)
Valuation allowance	(18,710)	-
Net deferred tax asset (liability)	$-	$(68)

These amounts have been presented in the financial statements as follows:

	September 30, 2008	September 30, 2007
Current deferred tax asset (liability)	$-	$-
Non-current deferred tax asset (liability)	-	(68)
	$-	$(68)

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.                      Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Gary E. Ball	71	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Gary L. Bane	70	Secretary, Director	2006
James Watson	61	Director	2006

Gary E. Ball has been ISI’s Chief Executive Officer, President, Secretary-Treasurer, and a director since its formation in April 2006. For more than fifteen years until the closing of the merger in July 2007, Mr. Ball was CEO, President and a director of CSBI. Prior thereto, Mr. Ball specialized in product design, development, and management for North American Aviation; was a Technical Manager for the Pave Tack program for Ford Aerospace; was Program Manager for Northrop Electro-Mechanical in charge of business development on several classified Department of Defense programs; was Program Manager for Hughes Aircraft, where he developed their infrared enhanced vision system; and was a member of the NATO NIAG study group on aircraft integration. Mr. Ball has authored several articles for trade publications, the last 9 years he has provided consulting services to 10 U.S. and foreign corporations in the field of infrared technology. Mr. Ball attended California State University at Long Beach, where he graduated with a BSEE and MSEE, and later took graduate studies at the University of Southern California.

Gary L. Bane has been a director of ISI since its formation in April 2006, and was a director of CSBI at the time of the closing of the merger in July 2007.  Mr. Bane has been employed as an independent consultant for more than the last five years.

James R. Watson has been a director of ISI since its formation in April 2006, and was a director of CSBI at the time of the closing of the merger in July 2007.  Mr. Watson is a sales, marketing and general management executive with over twenty-five years of experience in managing a wider range of marketing, sales and operations functions designed to create or expand domestic and international sales opportunities.  Since 2001, he has been the Vice President of Operations for California Manufacturing Technology Consulting in Gardena, California, where he is responsible for marketing, sales, consulting services, and the development of delivery tools and services.  Prior thereto, his duties have included establishing aerospace and defense and distribution industry teams.  Mr. Watson also has served as a Vice President of Sales and General Manager, Europe, for Anchor Audio, Inc. in Los Angeles, California, where he was responsible for domestic sales planning, field sales, and government and OEM sales, and Vice President – Passenger & Cargo Sales for Western Airlines, where he was responsible for managing over 1,100 people in sales programs, field sales, reservations and advertising, with a budget in excess of $150 million.

Director Independence

Our board of directors consists of Gary E. Ball, Gary L. Bane, and James Watson. Messrs. Bane and Watson each is an “independent director” as such term is defined in Section 4200(a) (15) of the NASDAQ Marketplace Rules.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors, and none are planned at this time.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation eliminate the liability of our directors for monetary damages to the fullest extent permissible under Nevada law.  Under the Nevada Revised Statutes, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company’s Articles of Incorporation. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by our board of directors, (c) is provided by us, in our sole discretion, pursuant to the powers vested in us under Nevada law or (d) is required to be made pursuant to the bylaws.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2008.

Item 11.                 Executive Compensation:  Currently none.

Director and Executive Compensation

At the present time, we do not pay any compensation to our directors and officers, although we reimburse them for reasonable expenses incurred on our behalf.  We anticipate that we will begin to compensate our directors and officers at some time in the future, but as of the date of this annual report we have no specific plans for such compensation.

Employment Agreements

We do not have a written employment agreement with Gary E. Ball, our sole executive officer.

Equity Incentive Plan

We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, information regarding the anticipated future ownership of our common stock immediately after the spin-off by:

•	Persons who own more than 5% of our common stock;

•	Each of our directors and each of our executive officers; and

•	All directors and executive officers as a group.

Each person will have sole voting and investment power with respect to the shares shown, except as noted.  The table assumes that all shares of CSBI Series A Preferred Stock are converted into CSBI common stock prior to the record date for the spin-off.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Gary E. Ball, & Wendy S. Ball (joint)	338,780	29%
Gary L. Bane	19,653	1.7%
James Watson	1,532	0.1%

(1)The business address for such persons is c/o Infrared Systems International, 15 N. Longspur Drive, The Woodlands, TX 77380.
(2)Includes 50,904 shares held in the IRA of Wendy S. Ball, the spouse of Gary E. Ball.

Item 13.                 Certain Relationships and Related Transactions

We utilize office space and storage provided by Gary E. Ball, for which we pay Mr. Ball $400 per month.  We also pay Mr. Ball $350 per month as a car allowance.  Both payments are made pursuant to authorization by the Board of Directors but without a written agreement.

Pursuant to the Assignment and Assumption and Management Agreement entered into by CSBI, ISI, and Gary E. Ball dated July 10, 2007, ISI engaged Mr. Ball to manage and operate its business while a subsidiary of CSBI.  Such agreement provided that the Board of Directors of ISI consisted, prior to the spin-off, of Mr. Ball, Mr. Bane, and Mr. Watson, and that Mr. Ball would serve as the sole officer of ISI.  Mr. Ball was responsible for managing and operating the business of ISI prior to the spin-off.

The Taiwanese corporation for whom we currently are conducting services also has engaged Mr. Ball to provide personal assistance to it.  Mr. Ball does not expect the fees for such assistance to be more than a few thousand dollars.

Item 14.                 Principal Accounting Fees and Services.

Legal Expenses & Fees
	2008	2007
Accounting Fees	$24,527	$14,319
Audit Fees	$27,663	$16,239
Consulting Fees	$785	$394
Licensing Fees	$2,566	$1,298
Legal Fees	$73,970	$27,623
Stock Transfer Co. Fees	$330	$310

TOTAL	$129,841	$60,183

PART IV

Item 15.                 Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets — September 30, 2008 and 2007

Statements of Operation — Years ended September 30, 2008 and 2007

Statements of Stockholders’ Equity — Years ended September 30, 2008 and 2007

Statements of Cash Flows — Years ended September 30, 2008 and 2007

(b) Exhibit List

3.1.1	Articles of Incorporation. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-147367) and incorporated herein by reference.

3.2.	By-laws. - filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2008, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRARED SYSTEMS INTERNATIONAL, INC.

Date:	January 13, 2009	By:	/s/ Gary E. Ball
Gary E. Ball, Chief Executive Officer, Principal Executive, Financial and Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Gary E. Gall		January 13, 2009
Gary E. Ball	Chief Executive Officer, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Gary L. Bane		January 13, 2009
Gary L. Bane	Director

/s/ James Watson		January 13, 2009
James Watson	Director