Form 10-Q
period 2008-12-31
Infrared Systems International
filed 2009-02-17
CIK 1418115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

(310) 213-2143
(Issuer's telephone Number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} NO { }

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer { }                                                                           Accelerated filer { }

Non-accelerated filer    { }                   Smaller reporting company { X }

There are 1,167,279 shares of common stock issued and outstanding as of December 31, 2008.

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL
DECEMBER 31, 2008 CONDENSED
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets,
December 31, 2008 (unaudited) and
September30, 2008	4

Condensed Consolidated Statements of Operations,
for the three months ended December 31, 2008
and 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows,
for the three months ended December 31, 2008
and 2007 (unaudited)	6

Notes to the Condensed Financial Statements (Unaudited)	7

INFRARED SYSTEMS INTERNATIONAL
CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

ASSETS

	December 31, 2008 (unaudited)	September 30, 2008
CURRENT ASSETS:
Cash	$52,463	$93,327
Accounts receivable	20,800	13,600
Prepaid expenses	5,274	1,774
Total Current Assets	78,537	108,701

PROPERTY AND EQUIPMENT, net	2,356	2,495

DEFINITE-LIFE INTANGIBLE ASSETS	23,965	17,965

TOTAL ASSETS	$104,858	$129,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$38,896	$24,450
Customer deposits	83,665	92,665
Total Current Liabilities	122,561	117,115

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 1,167,279 and 6,000,000 shares issued and outstanding, respectively	1,167	6,000
Capital in excess of par value	1,003,452	998,619
Retained earnings (deficit)	(1,022,322)	(992,573)
Total Stockholders’ Equity (Deficit)	(17,703)	12,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$104,858	$129,161

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (UNAUDITED)

	2008	2007
REVENUES:
Royalty	$20,800	$13,600

OPERATING EXPENSES:
Professional fees	22,471	31,695
Transfer agent fees	10,370	215
Management fees	9,724	-
Travel, meals, and entertainment	3,770	4,831
Research and development	1,079	-
Other general and administrative	2,539	2,307
Total Operating Expenses	49,953	39,048

LOSS FROM OPERATIONS	(29,153)	(25,448)

OTHER INCOME (EXPENSE):
Interest expense	(596)	(5)

LOSS BEFORE INCOME TAX PROVISION	(29,749)	(25,453)

PROVISION FOR INCOME TAXES	-	68

NET LOSS	$(29,749)	$(25,385)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,527,234	6,000,000

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,749)	$(25,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	139	61
Net (increase) decrease in operating assets:
Accounts receivable	(7,200)	3,800
Prepaid expenses	(3,500)	382
Net increase (decrease) in operating liabilities:
Accounts payable	14,446	(1,658)
Customer deposits	(9,000)	119,725
Deferred income tax liability	-	(68)
Net Cash Provided (Used) by Operating Activities	(34,864)	96,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	(6,000)	(640)
Net Cash Provided (Used) by Investing Activities	(6,000)	(640)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(40,864)	96,217

CASH AT BEGINNING OF PERIOD	93,327	118,904

CASH AT END OF PERIOD	$52,463	$215,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$596	$5
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In December 2008, the Company cancelled 4,832,721 common stock shares previously owned by Parent	$4,833	$-

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by Infrared Systems International (the Company) in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 annual report on Form 10-K.  The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2008, the Company had a retained deficit of $1,022,322 and current liabilities in excess of current assets by $44,024.  During the three months ended December 31, 2008, the Company incurred a net loss of $29,749 and negative cash flows from operations of $34,864.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is proposing to develop additional applications for the Company’s technology, specifically in security system surveillance.  Management estimates 12 to 24 months before the Company will start realizing revenues from security system surveillance applications.  Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise any necessary additional funds through loans or through sales of common stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the three months ended December 31, 2008, the Company paid or accrued management fees of $9,724 to its officer.

Office Space - During the three months ended December 31, 2008 and 2007, the Company paid or accrued $1,200 and $1,200 in rent to its officer.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31, 2008
Optical equipment	5 years	$39,386
Office equipment	3 – 10 years	3,122
		42,508
Less accumulated depreciation		(40,152)
Net property and equipment		$2,356

Depreciation expense for the three months ended December 31, 2008 and 2007 was $139 and $61, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Life	December 31, 2008
Pending patent application	Not Applicable	$23,965
		23,965
Less accumulated amortization		-
Net definite-life intangible assets		$23,965

The Company's definite-life intangible assets consist only of a pending patent application.

NOTE 6 - CUSTOMER DEPOSITS

At December 31, 2008, the Company had received net cash deposits of $83,665 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company’s export license.  Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as of December 31, 2008 as a current liability because the earnings process was incomplete.  The Company plans to pay approximately $112,000 to purchase the infrared detectors in accordance with the customer’s specifications, which will require additional payments by the customer.  After the Company ships the assembled cameras with infrared detectors, the Company will recognize as revenue the net amount of the deposits related to its services, which amount is expected to be approximately $6,000.

NOTE 7 - COMMON STOCK

In December 2008, the Company completed its spin-off by distributing 1,167,279 common stock shares to stockholders of Parent.  The remaining 4,832,721 common stock shares previously owned by parent were returned and cancelled.

NOTE 8 - CONCENTRATIONS

At December 31, 2008 and 2007, 100% of the Company's accounts receivable was due from a single licensee.  During the three months ended December 31, 2008 and 2007, 100% of the Company's royalty revenues were generated through a single licensee.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INCOME TAXES

At December 31, 2008, the Company has federal net operating loss carryovers of approximately $176,000 available to offset future taxable income and expiring in 2026, 2027, 2028 and 2029.  At December 31, 2008, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the three months ended December 31, 2008 and 2007:

	2008	2007
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	(68)
Net income tax expense (benefit) charged to operations	$-	$(68)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the three months ended December 31, 2008 and 2007:

	2008	2007
Loss before income tax provision	$(29,749)	$(25,453)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(4,462)	$(3,818)
Tax effect of:
Meals and entertainment	86	64
Change in valuation allowance	4,376	3,686
Net income tax expense (benefit)	$-	$(68)

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INCOME TAXES

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2008
Deferred tax assets:
Organization costs	$135
Accrued management fees	283
Net operating loss carryovers	26,400
Total deferred tax assets	$26,818

Deferred tax liabilities:
Book basis of patent application	$(3,595)
Tax depreciation in excess of book	(137)
Total deferred tax liabilities	$(3,732)

Total deferred tax assets	$26,818
Total deferred tax liabilities	(3,732)
Valuation allowance	(23,086)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

December 31, 2008
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The management discussions contain certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "will," "plan," "should," "seek," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current view of management regarding future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual actions or results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

The following discussion and analysis should be read in conjunction with the company's consolidated financial statements and related footnotes for the year ended September 30, 2008. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

We were formed on April 11, 2006 to pursue the development of a proprietary infrared security system. Prior to December 22, 2008, we had been a wholly-owned subsidiary of China Sxan Biotech, Inc. (CSBI).  All of our common stock was distributed to the holders of record of CSBI common stock on December 22, 2008. With the completion of the distribution, ISI management will be able to concentrate on the primary business of the corporation.

Enhanced Vision System

Our revenue primarily comes from royalties derived through licensing our technology to a single customer, Kollsman.  The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data or patents for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies.  Royalty payments are required for each Enhanced Vision System (EVS) unit sold utilizing a licensed product, based upon the number of units sold.  Pursuant to the license agreement, the royalty currently is $800 per unit. The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months.  We recognize our royalty revenues as Kollsman sells aircraft systems that include our technology.  At that time, in accordance with the license agreement, the royalty fee has been earned by us, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

In October 2008 at the National Business Aviation Association convention, Gulfstream announced that EVS II has been selected for their G 150 and G 250 aircraft.  EVS II has already been in production for Gulfstream, G 650, G 550, G-V, & G-IV. The European aviation authority EASA has approved the Kollsman EVS II for landing in reduced visibility conditions down to decision heights of 100 feet.  This “operational” certification opens up the EVS market in Europe with additional operators and manufacturers.  This was a significant event, which was highly publicized by Kollsman’s parent company Elbit, Haifa, Israel.

Other Elbit announcements included Embraer, the Brazilian aircraft manufacturer announced it has selected the Kollsman Enhanced Vision System (EVS II) for the Lineage 1000 jet. FedEx announced that the Enhanced Vision System (EVS II) has been fully certified on the FedEx MD11 aircraft. This event marks the next milestone in airline safety and is the world's first certification of an Enhanced Flight Vision System (EFVS) on a Part 121 air transport platform.  JetCraft Avionics announced its first installation of Kollsman's Enhanced Vision System II (EVS II) to improve situational awareness and make flights safer.  United Technology's Flight Department announced that General Aviation Vision System (GAViS(TM)) has been selected and is undergoing installation and certification activities on the Sikorsky Helicopter for United Technology's Flight Department. And, Piaggio Aero selected Elbit Systems of America Kollsman General Aviation Vision System (GAViS(TM)), which is undergoing installation and certification activities on Piaggio Aero Avanti II aircraft.

Infrared Security System

On October 10, 2008, the US Patent Office rejected our patent application in their initial review.  The basis of the reject was patent claim was “obvious”, citing three references.

A response was filed on December 5, 2008 challenging the applicability of the cited references, noting major differences and lack of completeness of prior art references.  We are awaiting the response to our submittal.  Our patent attorney believes our position is strong, but neither our attorney nor ISI management can guarantee a positive outcome.  We are guardedly optimistic, and believe the US Patent Office has failed to make their case.  We have reduced all business activity in September on ISS.  We believe that the process with the US Patent Office could last until mid-2009, with the outcome uncertain.  We continue to press for resolution and are encouraged by the direction.

UIS Medical Activity

In the past our role with UIS has been limited to the securing of an US Department of Commerce export license and performing a series of tasks to execute the export in compliance with US Government ITAR.  We expect to take on a greater role with UIS in the future. This proposed change in our role was caused by the phasing out of the previous third party infrared detector that we used for the export license.  The new replacement detector requires that ISI perform certain development tasks to permit the export of the new detector to UIS.  We have secured the necessary export license, and our efforts will be necessary to be in compliance with new requirements.  However, our expanded role is not expected to result in any material revenues to us.

Overview of Operations

The spin-off has been a lengthy and resource-consuming enterprise. The corporate reserves have been seriously depleted, as we wait for our long expected EVS sales to start to increase with new customers.  The serious crash of the world’s financial markets and credit institutions are of a major concern to us.  Our existing EVS market appears unaffected so far as the large backlog seems to be a stabilizing force.  The new emerging EVS markets will undoubtedly be affected.  The small low end Biz jet market has been undercut by a surplus of aircraft as operators cut back, sell off, and cancel orders.  Likewise we see the Physical Security Market will suffer as corporations review their budgets looking for areas to reduce or eliminate costs.  Security is often viewed as a non-essential function making it a target for budget cuts.  We have eliminated all discretionary spending for 2009 as we assess the impact on our sales.

Liquidity and Capital Resources

Based upon our anticipated monthly expenses of approximately $5,000 to $5,500 per month, we expect to have sufficient capital resources to implement our business plan over the coming year.  The EVI royalties are expected to generate revenues of at least $60,000 to $80,000 during the next twelve months as sales of EVS II units are expected to increase.  Our primary source of revenues is from royalties from the EVS licensee, Kollsman.

Results of Operations for the Three Months Ended December 31, 2008 compared with the Three Months Ended December 31, 2007

Revenues

The first Quarter of fiscal year 2009 (4th quarter CY 2008) the Company showed a substantial increase in royalty income to $20,800 as compared to $13,600 in the like quarter of last year. A total of 26 EVS II units were sold by Kollsman during the three months ended December 31, 2008 as compared to 17 units in the three months ended December 31, 2007.  The increase in sales reflected the conversion by Kollsman to the new EVS II production. The Company expects its royalties will continue to increase as sales of the EVS II system by Kollsman increase throughout 2009 and 2010 based upon new customers for EVS II.

Operating Expenses

In the first Quarter of fiscal year 2009 the Company's Operating Expenses increased to $49,953 from $39,048 for same quarter last year. This increase of $10,905 was the result of three major factors.  Although professional fees declined by $9,224, this was offset by an increase in management fees of $9,724 and an increase in Transfer agent fees of $10,155.   The professional fee decrease reflected a reduction of costs associated with the spin-off as it was completed December 22, 2008.  The increase in management fees was the result of the Board of Directors authorizing a payment to Gary Ball for the efforts associated with the corporate filing and reporting expense.  The increase in Transfer Agent fee was the result of the printing and distribution of the stock certificates associated with the spin-off.

Other Income and Expense

Interest expense increased from $5 in 2008 to $596 in first quarter of 2009.

Net Profit (Loss) Before Provisions for Income Taxes

The Net loss for the first Quarter of 2009 was $29,749 compared to $25,385 in the like first Quarter of Fiscal 2008. The higher cost ($4,364) was caused by operating expenses exceeding the increased revenue.  With the non-recurring costs associated with the spin-off decreasing and the revenues from royalties increasing, we expect the deficit to be erased by the 3rd quarter of fiscal 2009.

Going Concern

We have limited working capital and limited revenues from sales of products or licenses.  During 2008, all of our revenues were generated from a single licensee. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our attaining future profitable operations. Management’s plans include strict restrictions on the cost of ongoing operations, such as providing minimal compensation to management, and limiting professional, travel and other operating expenses in order to remain within our budget of approximately $60,000 per year.  Operating expenses were more than this amount during the past three fiscal years, but such costs included professional and other expenses related to merger and spin-off activities.  There can be no assurance we will be successful in these efforts.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.  Quantitative and Qualilitative Discussions

We are a smaller reporting  company as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this  quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the  first quarter of the year covered by this  quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting

The President/CEO/CFO maintains direct control over all financial proceedings of the Company. The President reviews all expenditures and reconciles all income and expenses through the Corporate Bank account. The President is the only person authorized for this account. This procedure has been used since the original Company was established in 1993. The President maintains budget control, and the Board of Directors authorizes any new expenses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide disclosure under this Part II, Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders.

None

Item 5. Other Information

None

ITEM 6. EXHIBITS

Exhibit List

3.1.1	Articles of Incorporation. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-147367) and incorporated herein by reference.

3.2.	By-laws. - filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2008, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 17, 2009		Infrared Systems International
(Registrant)

		By:	/s/ Gary E. Ball
Gary E. Ball, President, Principal Financial Officer and Director