Form 10-Q
period 2009-05-14
Infrared Systems International
filed 2009-05-15
CIK 1418115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

There are 1,167,279 shares of common stock issued and outstanding as of May 5, 2009.

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL
MARCH 31, 2009 CONDENSED
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Condensed Balance Sheets, March 31, 2009 (unaudited) and September 30, 2008	2

Condensed Statements of Operations, For the Three and Six Months Ended March 31, 2009 and 2008 (unaudited)	3

Condensed Statements of Cash Flows, For the Six Months Ended March 31, 2009 and 2008 (unaudited)	4

Notes to the Condensed Financial Statements (unaudited)	5 - 7

INFRARED SYSTEMS INTERNATIONAL
CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2009	September 30, 2008
CURRENT ASSETS:	(unaudited)
Cash	$27,192	$93,327
Accounts receivable	26,400	13,600
Prepaid expenses	1,774	1,774
Total Current Assets	55,366	108,701

PROPERTY AND EQUIPMENT, net	2,216	2,495

DEFINITE-LIFE INTANGIBLE ASSETS	25,965	17,965

TOTAL ASSETS	$83,547	$129,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$23,602	$24,450
Customer deposits	79,004	92,665
Total Current Liabilities	102,606	117,115

STOCKHOLDERS’ EQUITY: (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 1,167,279 and 6,000,000 shares issued and outstanding, respectively	1,167	6,000
Capital in excess of par value	1,003,452	998,619
Retained earnings (deficit)	(1,023,678)	(992,573)
Total Stockholders’ Equity (DEFICIT)	(19,059)	12,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$83,547	$129,161

See accompanying notes

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,			For the Six Months Ended March 31,
	2009	2008	2009	2008
REVENUES:
Royalty	$29,600	$4,800	$50,400	$18,400

OPERATING EXPENSES:
Professional fees	13,007	24,305	35,478	56,000
Transfer agent fees	234	115	10,604	330
Management fees	5,597	-	15,321	-
Travel, meals, and entertainment	6,587	2,940	10,357	7,771
Research and development	691	1,600	1,770	1,600
Other general and administrative	4,183	5,529	6,722	7,836
Total Operating Expenses	30,299	34,489	80,252	73,537

LOSS FROM OPERATIONS	(699)	(29,689)	(29,852)	(55,137)

OTHER INCOME (EXPENSE):
Interest expense	(657)	(38)	(1,253)	(43)

LOSS BEFORE INCOME TAX PROVISION	(1,356)	(29,727)	(31,105)	(55,180)

PROVISION FOR INCOME TAXES	-	-	-	68

NET LOSS	$(1,356)	$(29,727)	$(31,105)	$(55,112)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,167,279	6,000,000	3,371,212	6,000,000

See accompanying notes

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,105)	$(55,112)
Adjustments to reconcile net loss to net cash provided used by operating activities:
Depreciation	279	122
Net (increase) decrease in operating assets:
Accounts receivable	(12,800)	12,600
Prepaid expenses	-	(2,558)
Net increase (decrease) in operating liabilities:
Accounts payable	(848)	2,432
Customer deposits	(13,661)	118,300
Deferred income tax liability	-	(68)
Net Cash Provided (Used) by Operating Activities	(58,135)	75,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	(8,000)	(700)
Net Cash Provided (Used) by Investing Activities	(8,000)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(66,135)	75,016

CASH AT BEGINNING OF PERIOD	93,327	118,904

CASH AT END OF PERIOD	$27,192	$193,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,253	$43
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In December 2008, the Company cancelled 4,832,721 common stock shares previously owned by Parent	$4,833	$-

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

In December 2008, the Company completed its spin-off by dividend to stockholders of Parent.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2009, the Company had a retained deficit of $1,023,678 and current liabilities in excess of current assets by $47,240.  During the six months ended March 31, 2009, the Company incurred a net loss of $31,105 and negative cash flows from operations of $58,135.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is proposing to develop additional applications for the Company’s technology, specifically in security system surveillance.  Management estimates 9 to 21 months before the Company will start realizing revenues from security system surveillance applications.  Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise any necessary additional funds through loans or through sales of common stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the six months ended March 31, 2009, the Company paid or accrued management fees of $15,321 to its officer.

Office Space - During the six months ended March 31, 2009 and 2008, respectively, the Company paid or accrued $2,400 and $2,400 in rent to its officer.

NOTE 4 - PROPERTY AND EQUIPMENT
	Estimated Useful Lives	March 31, 2009
Optical equipment	5 years	$39,386
Office equipment	3 – 10 years	3,122
		42,508
Less accumulated depreciation		(40,292)
Net property and equipment		$2,216

Depreciation expense for the six months ended March 31, 2009 and 2008 was $279 and $122, respectively.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Life	March 31, 2009
Pending patent application	Not Applicable	$25,965
		25,965
Less accumulated amortization		-
Net definite-life intangible assets		$25,965

The Company's definite-life intangible assets consist only of a pending patent application.

NOTE 6 - CUSTOMER DEPOSITS

At March 31, 2009, the Company had received net cash deposits of $79,004 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company’s export license.  Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as a current liability as of March 31, 2009 because the earnings process was incomplete.  The Company plans to pay approximately $88,000 to purchase the infrared detectors in accordance with the customer’s specifications, which will require additional payments by the customer.  After the Company ships the assembled cameras with infrared detectors, the Company will recognize as revenue the net amount of the deposits related to its services, which amount is expected to be approximately $6,000.

NOTE 7 - COMMON STOCK

In December 2008, the Company completed its spin-off by distributing 1,167,279 common stock shares to stockholders of Parent.  The remaining 4,832,721 common stock shares previously owned by parent were returned and cancelled.

NOTE 8 - CONCENTRATIONS

At March 31, 2009 and 2008, 100% of the Company's accounts receivable was due from a single licensee.  During the six months ended March 31, 2009 and 2008, 100% of the Company's royalty revenues were generated through a single licensee.

NOTE 9 - INCOME TAXES

At March 31, 2009, the Company has federal net operating loss carryovers of approximately $181,000 available to offset future taxable income and expiring in 2026, 2027, 2028 and 2029.  At March 31, 2009, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the six months ended March 31, 2009 and 2008:

	2009	2008
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	(68)
Net income tax expense (benefit) charged to operations	$-	$(68)

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the six months ended March 31, 2009 and 2008:

	2009	2008
Loss before income tax provision	$(31,105)	$(55,112)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(4,666)	$(8,267)
Tax effect of:
Meals and entertainment	197	228
Change in valuation allowance	4,469	7,971
Net income tax expense (benefit)	$-	$(68)

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

March 31, 2009
Deferred tax assets:
Organization costs	$120
Net operating loss carryovers	27,092
Total deferred tax assets	$27,212

Deferred tax liabilities:
Book basis of patent application	$(3,895)
Tax depreciation in excess of book	(138)
Total deferred tax liabilities	$(4,033)

Total deferred tax assets	$27,212
Total deferred tax liabilities	(4,033)
Valuation allowance	(23,179)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

March 31, 2009
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
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

The future of Infrared Systems International Inc. (ISI) is tied to our success of two ventures.  They are the long-term EVS activity and our latest Infrared Security System (ISS) project.   The Board of Directors of ISI is committed to increasing the equity value of the corporation.  We will continue to investigate potential opportunities to achieve our goal.  We will keep our shareholders apprised of our efforts as the situation requires.

 The EVS License Agreement represents a significant long-term source of revenue to ISI.  ISI has initiated a study to determine if the divesting of the EVS Agreement for immediate long-term capital gain distribution would be in the best interests of the shareholders.  Different concepts are being explored; no conclusions or recommendations have been reached.

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

We recognize our royalty revenues when Kollsman sells aircraft systems that include our technology.  At that time, in accordance with the license agreement, the royalty fee has been earned by us, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

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

Other Elbit announcements included Embraer; the Brazilian aircraft manufacturer announced it has selected the Kollsman Enhanced Vision System (EVS II) for the Lineage 1000 jet. FedEx announced that the Enhanced Vision System (EVS II) has been fully certified on the FedEx MD11 aircraft. This event marks the next milestone in airline safety and is the world's first certification of an Enhanced Flight Vision System (EFVS) on a Part 121 air transport platform.  JetCraft Avionics announced its first installation of Kollsman's Enhanced Vision System II (EVS II) to improve situational awareness and make flights safer.  United Technology's Flight Department announced that General Aviation Vision System (GAViS(TM)) has been selected and is undergoing installation and certification activities on the Sikorsky Helicopter for United Technology's Flight Department. And, Piaggio Aero selected Elbit Systems of America Kollsman General Aviation Vision System (GAViS(TM)), which is undergoing installation and certification activities on Piaggio Aero Avanti II aircraft.

Infrared Security System

ISI is at a critical stage on March 10, 2009, the US Patent Office rejected our patent application in their third review.  The basis of the reject was patent claim was “obvious”, citing several references.

A response was filed on April 6, 2009 challenging the applicability of the cited references, noting major differences and lack of completeness of prior art references.  We are awaiting the response to our submittal.  Our patent attorney believes our position is strong, but neither our attorney nor ISI management can guarantee a positive outcome.  We are guardedly optimistic, and believe the US Patent Office has failed to make their case.  We have reduced all business activity in September on ISS and will suspend any activity until the patent application is resolved.  We believe that the process with the US Patent Office could last until mid-2009, with the outcome uncertain.  We continue to press for resolution and are encouraged by the direction.

Assuming our appeal of the patent rejection is successful (as to which there can be no assurance), we have looked into several different approaches on how to best go to market.  We have briefly looked into an IPO to launch a creditable market entry. We also are looking at other directions for ISS of a more modest nature.  Other than these hypothetical studies, until the patent issue is resolved we are limited on how deeply we can explore these opportunities. Our field test unit has completed a marketing demonstration video that illustrates the ISS concept and its utility value.

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

Overview of Operations

The spin-off has been a lengthy and resource-consuming enterprise. The corporate reserves have been seriously depleted, as we wait for our long expected EVS sales to start to increase with new customers.  The serious crash of the world’s financial markets and credit institutions are of a major concern to us.  Our existing EVS market appears unaffected so far as the large backlog seems to be a stabilizing force.  The new emerging EVS markets will undoubtedly be affected.  The small low end Biz jet market has been undercut by a surplus of aircraft as operators cut back, sell-off, and cancellation of orders.  Likewise we see the Physical Security Market will suffer as corporations review their budgets looking for areas to reduce or eliminate costs.  Security is often viewed as a non-essential function making it a target for budget cuts.  We have eliminated all discretionary spending for 2009 as we assess the impact on our sales.

Liquidity and Capital Resources

Based upon our anticipated monthly expenses of approximately $5,000 to $5,500 per month, we expect to have sufficient capital resources to implement our business plan over the coming year.  The EVI royalties are expected to generate revenues of at least $100,000 during the next twelve months as sales of EVS II units are expected to increase a modest amount.  Our primary source of revenues is from royalties from the EVS licensee, Kollsman.

Results of Operations for the Three and Six Months Ended March 31, 2009 compared with the Three Months and Six Months Ended March 31, 2008.

Revenues

The revenues for the three months ending March 31, 2009 were $29,600 as compared to $4,800 in the quarter ending March 31, 2008.  Revenues were $50,400 for the six months ended March 31, 2009, as compared to $18,400 for the six months ended March 31, 2008.  A total of 37 EVS units were sold by Kollsman during the three months ended March 31, 2009 as compared to 6 units in the three months ended March 31, 2008, while a total of 63 EVS units were sold by Kollsman during the six months ended March 31, 2009 as compared to 23 units in the six months ended March 31, 2008.   The increase in sales reflected the conversion by Kollsman to the new EVS II production and the addition of a new customer (FedEx) last year. The Company expects its royalties will continue to increase as sales of the EVS II system by Kollsman increase throughout 2009 and 2010 based upon new customers for EVS II.  There is a concern with little evidence that some of the projected new customers could cancel or postpone projected sales.

Operating Expenses

The operating expenses for the three months ended March 31, 2009 were $30,299 as compared to $34,489 for the three months ended the March 31, 2008.  The slight decrease of $4,190 was due to an increase in Management Administration fees of $5,597 offset by the general and administrative expenses relating to the completion of the spin-off of $11,298.  Operating expenses were $80,252 for the six months ended March 31, 2009, as compared to $73,537 for the six months ended March 31, 2008.  This increase of $ 6,715 was the result of three major factors.  Although professional fees declined by $ 20,522, this was offset by an increase in management fees of $ 15,321 and an increase in Transfer agent fees of $ 10,274.   The professional fee decrease reflected a reduction of costs associated with the spin-off as it was completed December 22, 2008.  The increase in management fees was the result of the Board of Directors authorizing a payment to Gary Ball, the President for the efforts associated with the corporate filing and reporting expense.  The increase in Transfer Agent fee was the result of the printing and distribution of the stock certificates associated with the spin-off.

Other Income and Expense

Interest expense for the three months ended March 31, 2009 was $657, as compared to $38 for the three months ended March 31, 2008, and was $1,253 for the six months ended March 31, 2009 as compared to $43 for the six months ended March 31, 2008.  The increase in interest expense was due to an increase in credit card debt.

Net Profit (Loss) Before Provision for Income Taxes

The net loss for the three months ended March 31, 2009 was $1,356 as compared to $29,727 for the three months ended March 31, 2008.  The decrease in net loss was due to the increased revenues from EVS sales.  The net loss for the six months ended March 31, 2009 was $31,105 as compared to a net loss for the six months ended March 31, 2008 of $55,112.  The decrease in net loss for the six month period was due primarily to the increase in revenues from EVS sales.   With the non-recurring costs associated with the spin-off decreasing and the revenues from royalties increasing, we expect the deficit to be erased by the 3rd quarter of fiscal 2009.

Going Concern

We have limited working capital and limited revenues from sales of products or licenses.  During 2009, all of our revenues were generated from a single licensee. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Discussions

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the  second quarter of the year covered by this  quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Page14

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide disclosure under this Part II, Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders.

None

Item 5. Other Information

Other Actions of ISI Board of Directors

The Board of Directors has incorporated a compensation policy for Corporate Consultants who have provided valuable services to the Corporation.  These services consist of advice on market conditions and assisting the Board in performing the business of the corporation.  The compensation is for services rendered, which means the Board of Directors will have the ability to match the compensation to the actual value as perceived by the BOD.  The compensation will consist of Stock Options of specific option price, a defined exercise period, and quantity.  Any such future action of the Board in the assignment of common stock or the granting of stock options will be announced in our quarterly or annual filings.

The Board of Directors has instituted a Board of Directors & Executive Officer compensation plan based upon the aforementioned Consultant Compensation Plan.  Effective April 1, 2009 and each quarter thereafter, each Board Member (including Executive Officers that are board members) will earn an option to purchase 4,000 shares of common stock at $2.00 per share, to be exercised at any time within a three year period from the granting of the option issued June 30, 2009.  The President of ISI shall receive the same compensation as each member of the Board of Directors.

The Board of Directors has extended an offer to Wendy S. Ball to rejoin ISI’s Board of Directors as the Secretary/Treasurer.  Ms. Ball held this similar position from 1993 to 2001.  We are pleased that Ms. Ball has been able to reduce her outside commitments, giving her time to resume her past duties.  Ms. Ball assignment to the Board will be effective June 1, 2009.

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

Date:	May 14, 2009		Infrared Systems International
(Registrant)

		By:	/s/ Gary E. Ball
Gary E. Ball, President, Principal Financial Officer and Director