Form 10-Q
period 2009-06-30
Infrared Systems International
filed 2009-08-12
CIK 1418115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2009
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


          For transition period from _______________ to _______________


                         Commission File Number: 0-17953


                         INFRARED SYSTEMS INTERNATIONAL
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Nevada                                               38-3767357
_______________________________                             ____________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification  No.)


                              15 N. Longspur Drive
                             The Woodlands, TX 77380
                    ________________________________________
                    (Address of principal executive offices)


                                 (310) 213-2143
                           ___________________________
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2009: 1,167,279 of Common shares outstanding.

Transitional Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

________________________________________________________________________________

                         INFRARED SYSTEMS INTERNATIONAL

                                  JUNE 30, 2009

                         CONDENSED FINANCIAL STATEMENTS







                                TABLE OF CONTENTS

                                                                            PAGE


Condensed Balance Sheets, June 30, 2009 and September 30, 2008
(unaudited)                                                                   2

Condensed Statements of Operations, For the Three and Nine Months
Ended June 30, 2009 and 2008 (unaudited)                                      3


Condensed Statements of Cash Flows, For the Nine Months Ended
June 30, 2009 and 2008 (unaudited)                                            4

Notes to the Condensed Financial Statements (unaudited)                   5 - 9


                         INFRARED SYSTEMS INTERNATIONAL
                            CONDENSED BALANCE SHEETS

                                                           June 30, 2009       September 30, 2008
                                                             Unaudited
_________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS:
   Cash                                                     $    20,446           $    93,327
   Accounts receivable                                           33,600                13,600
   Prepaid expenses                                               1,774                 1,774
_________________________________________________________________________________________________

      Total Current Assets                                       55,820               108,701

PROPERTY AND EQUIPMENT, net                                       6,521                 2,495

DEFINITE-LIFE INTANGIBLE ASSETS                                  30,970                17,965
_________________________________________________________________________________________________

         TOTAL ASSETS                                       $    93,311           $   129,161
=================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         $    28,110           $    24,450
   Customer deposits                                             76,668                92,665
_________________________________________________________________________________________________

      Total Current Liabilities                                 104,778               117,115

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $0.001 par value, 50,000,000                     -                     -
      shares authorized, no shares issued and
      outstanding                                                 1,167                 6,000
   Common stock, $0.001 par value, 50,000,000 shares
      authorized, 1,167,279 and 6,000,000 shares
      issued and outstanding, respectively
   Capital in excess of par value                             1,003,452               998,619
   Retained earnings (deficit)                               (1,016,086)             (992,573)
_________________________________________________________________________________________________

      Total Stockholders' Equity (Deficit)                      (11,467)               12,046
_________________________________________________________________________________________________

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                               $    93,311           $   129,161
=================================================================================================


                             See accompanying notes.



                         INFRARED SYSTEMS INTERNATIONAL

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Three Months           For the Nine Months
                                               Ended June 30,                Ended June 30,
                                          _________________________     _________________________
                                             2009           2008           2009           2008
                                          __________     __________     __________     __________

REVENUES:
   Royalty                                $   33,600     $   19,200     $   84,000     $   37,600

OPERATING EXPENSES:
   Professional fees                           9,673         36,699         45,151         92,699
   Transfer agent fees                            25              -         10,629            330
   Management fees                             2,145              -         17,466              -
   Travel, meals, and entertainment            5,603         13,429         15,960         21,200
   Research and development                      826          8,232          2,596          9,832
   Other general and administrative            7,089            669         13,811          8,505
                                          _______________________________________________________

      Total Operating Expenses                25,361         59,029        105,613        132,566
                                          _______________________________________________________

INCOME (LOSS) FROM OPERATIONS                  8,239        (39,829)       (21,613)       (94,966)

OTHER INCOME (EXPENSE):
   Interest expense                             (647)             -         (1,900)           (43)
                                          _______________________________________________________

INCOME (LOSS) BEFORE INCOME TAX
PROVISION                                      7,592        (39,829)       (23,513)       (95,009)

PROVISION FOR INCOME TAXES                         -              -              -             68
                                          _______________________________________________________


NET INCOME (LOSS)                         $    7,592     $  (39,829)    $  (23,513)    $  (94,941)
                                          =======================================================

BASIC AND DILUTED INCOME (LOSS) PER
SHARE                                     $     0.01     $    (0.01)    $    (0.01)    $    (0.02)
                                          =======================================================

WEIGHTED AVERAGE SHARES OUTSTANDING        1,167,279      6,000,000      2,636,568      6,000,000
                                          =======================================================


                             See accompanying notes.



                         INFRARED SYSTEMS INTERNATIONAL
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 For the Nine Months
                                                                                    Ended June 30,
                                                                              __________________________

                                                                                 2009             2008
                                                                              _________        _________

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (23,513)       $ (94,941)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation                                                                  474              245
      Net (increase) decrease in operating assets:
         Accounts receivable                                                    (20,000)          (1,800)
         Prepaid expenses                                                             -              632
      Net increase (decrease) in operating liabilities:
         Accounts payable                                                         3,660           (1,488)
         Customer deposits                                                      (15,997)         118,300
         Deferred income tax liability                                                -              (68)
                                                                              __________________________

            Net Cash Provided (Used) by Operating Activities                    (55,376)          20,880
                                                                              __________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment                                           (4,500)          (1,241)
   Payments for definite-life intangible assets                                 (13,005)          (1,200)
                                                                              __________________________

            Net Cash Provided (Used) by Investing Activities                    (17,505)          (2,441)
                                                                              __________________________

CASH FLOWS FROM FINANCING ACTIVITIES                                                  -                -
                                                                              __________________________

            Net Cash Provided by Financing Activities                                 -                -
                                                                              __________________________

NET INCREASE (DECREASE) IN CASH                                                 (72,881)          18,439

CASH AT BEGINNING OF PERIOD                                                      93,327          118,904
                                                                              __________________________

CASH AT END OF PERIOD                                                         $  20,446        $ 137,343
                                                                              ==========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                $   1,900        $      43
      Income taxes                                                            $       -        $       -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   In December 2008, the Company cancelled 4,832,721 common stock             $   4,833        $       -
      shares previously owned by Parent


                             See accompanying notes


                         INFRARED SYSTEMS INTERNATIONAL
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

In December 2008, the Company completed its spin-off by dividend to stockholders of Parent.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company had a retained deficit of $1,016,086 and current liabilities in excess of current assets by $48,958. During the nine months ended June 30, 2009, the Company incurred a net loss of $23,513 and negative cash flows from operations of $55,376. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations. In this regard, Company management is proposing to develop additional applications for the Company's technology, specifically in security system surveillance. Management estimates 6 to 18 months before the Company will start realizing revenues from security system surveillance applications. Should the Company's financial resources prove inadequate to meet the Company's needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common stock. There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended June 30, 2009 and 2008, respectively, the Company paid or accrued management fees of $17,466 and $0 to its officer.

Office Space - In April 2009, the Company's monthly rent paid to its officer increased from $400 to $900 and the Company paid an additional $1,500 for increased rent attributable to prior months. During the nine months ended June 30, 2009 and 2008, respectively, the Company paid or accrued $6,600 and $3,600 in rent to its officer.

                         INFRARED SYSTEMS INTERNATIONAL
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT

                                  Estimated Useful Lives       June 30, 2009
                                  ______________________       _____________

Optical equipment                        5 years                 $ 39,386
Office equipment                       3 - 10 years                 7,622
                                                                 ________
                                                                   47,008
Less accumulated depreciation                                     (40,487)
                                                                 ________
Net property and equipment                                       $  6,521
                                                                 ________

Depreciation expense for the nine months ended June 30, 2009 and 2008 was $474 and $245, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

                                  Estimated Useful Lives       June 30, 2009
                                  ______________________       _____________

Pending patent application            Not Applicable             $ 30,970
                                                                 ________
                                                                   30,970
Less accumulated amortization                                           -
                                                                 ________
Net definite-life intangible assets                              $ 30,970
                                                                 ________

The Company's definite-life intangible assets consist only of a pending patent application.

NOTE 6 - CUSTOMER DEPOSITS

At June 30, 2009, the Company had received net cash deposits of $76,668 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company's export license. Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as a current liability as of June 30, 2009 because the earnings process was incomplete. The Company plans to pay approximately $88,000 to purchase the infrared detectors in accordance with the customer's specifications, which will require additional payments by the customer. After the Company ships the assembled cameras with infrared detectors, the Company will recognize as revenue the net amount of the deposits related to its services, which amount is expected to be approximately $6,000.

NOTE 7 - COMMON STOCK

In December 2008, the Company completed its spin-off by distributing 1,167,279 common stock shares to stockholders of Parent. The remaining 4,832,721 common stock shares previously owned by Parent were returned and cancelled.

NOTE 8 - CONCENTRATIONS

At June 30, 2009, 100% of the Company's accounts receivable was due from a single licensee. During the nine months ended June 30, 2009 and 2008, 100% of the Company's royalty revenues were generated through a single licensee.

                         INFRARED SYSTEMS INTERNATIONAL
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - INCOME TAXES

At June 30, 2009, the Company has federal net operating loss carryovers of $178,004 available to offset future taxable income and expiring as follows:
$2,320 in 2026, $12,616 in 2027, $127,675 in 2028, and $35,393 in 2029. At June
30, 2009, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the nine months ended June 30, 2009 and 2008:

                                                            2009       2008
                                                            ____       ____

Current income tax expense (benefit)                        $  -       $  -
Deferred income tax expense (benefit)                          -        (68)
                                                            ____       ____
Net income tax expense (benefit) charged to operations      $  -       $(68)
                                                            ____       ____


The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the nine months ended June 30, 2009 and 2008:

                                         2009            2008
                                       ________        ________

Loss before income tax provision       $(23,513)       $(95,009)
Expected federal income tax rate           15.0%           15.0%
                                       ________        ________
Expected income tax expense
   (benefit) at statutory rate         $ (3,527)       $(14,251)
Tax effect of:
   Meals and entertainment                  303             379
Change in valuation allowance             3,224          13,804
                                       ________        ________

Net income tax expense (benefit)       $      -        $    (68)
                                       ________        ________

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

                                            June 30, 2009
                                            _____________
Deferred tax assets:
   Organization costs                         $    105
   Net operating loss carryovers                26,701
                                              ________

Total deferred tax assets                     $ 26,806
                                              ________

Deferred tax liabilities:
   Book basis of patent application           $ (4,646)
   Tax depreciation in excess of book             (226)
                                              ________

Total deferred tax liabilities                $ (4,872)
                                              ________

Total deferred tax assets                     $ 26,806
Total deferred tax liabilities                  (4,872)
Valuation allowance                            (21,934)
                                              ________

Net deferred tax asset (liability)            $      -
                                              ________

                         INFRARED SYSTEMS INTERNATIONAL
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


These amounts have been presented in the financial statements as follows:

                                                 June 30, 2009
                                                 _____________

Current deferred tax asset (liability)               $   -
Non-current deferred tax asset (liability)               -
                                                     _____

                                                     $   -
                                                     _____


NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to June 30, 2009 through August 7, 2009, which is the date that the June 30, 2009 financial statements were issued. Previously, the Company evaluated events subsequent to June 30, 2008 through August 19, 2008, which is the date that the June 30, 2008 financial statements were issued.

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

The future of Infrared Systems International (ISI) is tied to our success of two ventures. They are the long-term EVS activity and our latest Infrared Security System (ISS) project. The Board of Directors of ISI is committed to increasing the equity value of the corporation. We will continue to investigate potential opportunities to achieve our goal. We will keep our shareholders apprised of our efforts as the situation requires.

 The EVS License Agreement represents a significant long-term source of revenue to ISI. ISI has initiated a study to determine if the divesting of the EVS Agreement for immediate long-term capital gain distribution would be in the best interests of the shareholders. Different concepts are being explored; no conclusions or recommendations have been reached.

ISI has been in discussions with different stock brokerage firms to obtain a sponsor to begin OTC BB electronic bid/ask trading. This has been far more difficult than in the past because of the severe financial pressure on the brokerage firms. We have narrowed our search to a single firm, and have been working for several months to complete this effort. As of June 30, 2009, this task is still open and on-going. We are hopeful that this will be complete soon, but no guarantees of success can be presented at this time.

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

We realize our royalty revenues when Kollsman sells an aircraft system that includes our technology. At that time, in accordance with the license agreement, the royalty fee has been earned by us, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

In October 2008 at the National Business Aviation Association convention, Gulfstream announced that EVS II has been selected for their G 150 and G 250 aircraft. EVS II has already been in production for Gulfstream, G 650, G 550, G-V, & G-IV. The European aviation authority EASA has approved the Kollsman EVS II for landing in reduced visibility conditions down to decision heights of 100 feet. This "operational" certification opens up the EVS market in Europe by making available additional operators and aircraft manufacturers. This was a significant event, which was highly publicized by Kollsman's parent company Elbit, Haifa, Israel in corporate press releases.

Other Elbit announcements included Embraer; the Brazilian aircraft manufacturer announced it has selected the Kollsman Enhanced Vision System (EVS II) for the Lineage 1000 jet. FedEx announced that the Enhanced Vision System (EVS II) has been fully certified on the FedEx MD 11 aircraft. This event marks the next milestone in airline safety and is the world's first certification of an Enhanced Flight Vision System (EFVS) on a Part 121 air transport wide body platform. JetCraft Avionics announced its first installation of Kollsman's Enhanced Vision System II (EVS II) to improve situational awareness and make flights safer. United Technology's Flight Department announced that General Aviation Vision System (GAViS(TM)) has been selected and is undergoing installation and certification activities on the Sikorsky Helicopter for United Technology's Flight Department. And, Piaggio Aero selected Elbit Systems of America Kollsman General Aviation Vision System (GAViS(TM)), which is undergoing installation and certification activities on Piaggio Aero Avanti II aircraft.

INFRARED SECURITY SYSTEM

ISS is at a critical stage. On March 10, 2009, the US Patent Office rejected as final our patent application in the fourth review. The basis of the reject was patent claim was "obvious", citing several references including prior art. We strongly disagree with the newly cited "prior art" and the assessment of "obvious".

A response was filed on June 6, 2009 challenging the applicability of the cited references, noting major differences and lack of completeness of prior art references. We included as "new information" results obtained from our test demonstration system operating at 15 N. Longspur Dr., The Woodlands Texas, which is the site of our home office. We are awaiting a response to our submittal. Our patent attorney believes our position is strong, but neither our attorney nor ISI management can guarantee a positive outcome.

At this time we have received a response from the US Patent Office accepting our rebuttal, but issuing another challenge stating a new prior art reference. This new referenced prior art like the last one is from a totally different field of application, i.e. not the security field. We find the US Patent Office seems to be stretching into areas totally diverse from the security field with questionable applicability. We have prepared our response, and it was filed July 22, 2009.

We are guardedly optimistic, and believe the US Patent Office has failed to make their case. We have reduced all business activity since September 2008 on ISS and will suspend any future activity until the patent application is resolved. We believe that the process with the US Patent Office could last until late 2009, with the outcome uncertain. We continue to press for a positive out come with the US Patent Office.

UIS MEDICAL ACTIVITY

In the past our role with UIS has been limited to the securing of an US Department of Commerce export license and performing a series of tasks to execute the export in compliance with US Government ITAR. We expect to take on a greater role with UIS in the future. This proposed change in our role was caused by the phasing out of the previous third party infrared detector that we used for the export license. The new replacement detector requires that ISI perform certain development tasks to permit the export of the new detector to UIS. To accomplish this work a software support station using Qurantus II software support package has been installed at our Longspur corporate office. We have secured the necessary export license, and a new effort will be necessary to be in compliance with new requirements. However, our expanded role is not expected to result in any material revenues to us as we complete our current contract.

UIS has approached ISI to become the export agent for a new IR Medical Instrument that is used for the diagnosis and treatment of "dry eye". With the new software support station we are in a position to provide greater support in the preparation of the electronic assemblies for export.

In the next quarter ISI will be investigating the merits of our involvement. Like our previous activities with UIS we will not accept any liability on product or financial risk on performance. All contractual binding commitments are on a best efforts basis.

OVERVIEW OF OPERATIONS

The spin-off was a lengthy and resource-consuming enterprise. The corporate reserves have been seriously depleted, as we wait for our long expected EVS sales to start to increase with the addition of new customers. The serious crash of the world's financial markets and credit institutions are of a major concern to us. Our existing EVS market appears to be unaffected as the large backlog seems to provide a stabilizing element.

The new emerging EVS markets will undoubtedly be affected. The small low end Biz jet market has been undercut by a surplus of aircraft as operators cut back, sell-off, and cancellation of orders. This cut-back could have a serious effect on Gulfstream's newly offered G-150 & G-250 models. First sales of EVS for these models will be in 2010.

Likewise we see the Physical Security Market will suffer as corporations review their budgets looking for areas to reduce or eliminate costs. Security is often viewed as a non-essential function making it a target for budget cuts. We have eliminated all discretionary spending for 2009 as we assess the impact on our sales. The primary effect of the market conditions will be to delay any venture activity until conditions improve.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THE THREE AND NINE MONTHS ENDED JUNE 30, 2008.

REVENUES

The revenues for the three months ending June 30, 2009 were $33,600 as compared to $19,200 in the quarter ending June 30, 2008. Revenues were $84,000 for the nine months ended June 30, 2009, as compared to $37,600 for the nine months ended June 30, 2008. The increase in revenues during the nine month period $46,400 (an increase of 123%) was due to the final phase out of EVS I. A total of 105 EVS II units were sold by Kollsman during the nine months ended June 30, 2009 as compared to 47 units in the nine months ended June 30, 2008. We attribute this substantial increase to the more desirable EVS II and new markets for the EVS II.

OPERATING EXPENSES

The operating expenses for the three months ended June 30, 2009 were $25,361 as compared to $59,029 for the three months ended June 30, 2008. The substantial decrease of 57% was due to a deduction in professional fees from $36,699 to $9,673. This sharp decrease was related to the completion of the work and the resulting costs associated with the preparation of the registration statement relating to the spin-off. Operating expenses were $105,613 for the nine months ended June 30, 2009, as compared to $ 132,566 for the nine months ended June 30, 2008. The decrease of $26,953 was the result a reduction in professional fees ($47,548) being partially offset by increases in management fees ($17,466), cost of stock certificate print and distribution ($10,299), and a modest decrease in R&D associate with the Patent application of $7,236. The balance of the increases ($66) was the result of increases in G&A ($5,306) being offset with reductions in Travel Costs of $5,240. These fluctuations we consider normal, and we attributed them to our more cautious investment strategy in the Infrared Security System and a small step up in our activity with UIS coming from the installation of the new software support station.

OTHER INCOME AND EXPENSE

The interest expense for the three months ended June 30, 2009 was $647 as compared to $0 for the three months ended June 30, 2008. It was $1,900 for the nine months ending June 30, 2009 compared to $43 for the same nine months ending June 30, 2008.

NET PROFIT (LOSS) BEFORE PROVISIONS FOR INCOME TAXES

For the three months ended June 30, 2009 the net income was $7,592 as compared to a net loss of $39,829 for the three months ended June 30, 2008. The improvement of $47,421 from a loss to a profit position was the result of increase sales of the new EVS II and the completion of the costly spin off effort. The net loss for the nine months ended June 30, 2009 was $23,513 as compared to a net loss for the nine months ended June 30, 2008 of $94,941. The decrease in net loss for the nine month period from last year of $71,428 is attributed to the completion of the spin off and increases in the sales of EVS.

GOING CONCERN

We have limited working capital and limited revenues from sales of products or licenses. During 2008, all of our revenues were generated from a single licensee. Our licensee has announced his original customer has expanded the EVS into new A/C models with sufficient sales potential. Our licensee has also announced new customers in several new markets. These developments will require several years to impact our revenues due to the long development time associated with introducing a new product. These factors have caused our accountants to express doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our attaining future profitable operations. Management's plans include restrictions on the cost of ongoing operations, such as providing minimal compensation to management, and limiting professional, travel and other operating expenses in order to remain within our budget of approximately $55,000 to $75,000 per year. Operating expenses were slightly more than $80,000 in each of fiscal years 2006 and 2007, but such costs included professional and other expenses related to merger and spin-off activities. 2008 showed a slight improvement, but 2009 has shown a substantial improvement There can be no assurance that our cost containment will be successful and the need for new capital to pursue markets beyond our EVS business could place drains on our reserves. There can be no assurances that all of these objects and goals will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of revenues is from royalties from our EVS licensee Kollsman. Our Royalties reported as revenues are net royalties. Our royalty is $800 per unit until total sales reach 2000 units. At that time our unit royalty will increase to $1,400 per unit.

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

ITEM 5. OTHER INFORMATION

OTHER ACTIONS OF ISI BOARD OF DIRECTORS

     The Board of Directors has extended an offer to Wendy S. Ball to rejoin ISI's Board of Directors as the Secretary/Treasurer. Ms. Ball held this similar position from 1993 to 2001. We are pleased that Ms. Ball has been able to reduce her outside commitments, giving her time to resume her past duties. Ms. Ball assignment to the Board will be effective June 1, 2009 upon her acceptance.

     Wendy S. Ball has joined the Board of Directors effective June 1, 2009. Ms. Ball will act as Secretary for the Corporation, and be responsible for promotional activities in the conduct of corporate business.

ITEM 6.   EXHIBITS

3.1      Articles of Incorporation (1)
3.2      Amendments & Bylaws (2)
10       Material Contracts (3)
31       Rule 13a-14(a)/15d-14a (a) certifications
32       Section 1350 certifications

(1) Incorporated by reference to the exhibits to Registrant's Registration Statement on Form SB-2 filed November 14, 2007, file Number 333-147367.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 2, 2008.

(3) Incorporated by reference to the exhibits to Registrant's Registration Statement on Form SB-2 filed November 14, 2007, file Number 333-147367 and the amendments thereto on Form SB-2 and on Form S-1 dated January 25, 2008, March 26, 2008, and May 8, 2008.

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


Date: August 7, 2009

                                  INFRARED SYSTEMS INTERNATIONAL
                                  (Registrant)



                                  By: /s/ GARY E. BALL
                                      _______________________________
                                          Gary E. Ball
                                          Chief Executive Officer and
                                          Chief Financial Officer