Form 10-K
period 2009-09-30
Infrared Systems International
filed 2009-12-18
CIK 1418115

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2009



                                       or



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                         INFRARED SYSTEMS INTERNATIONAL
                         ______________________________
             (Exact name of registrant as specified in its Charter)

                 NEVADA                                     38-3767357
    ________________________________                    ___________________
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   15 N. LONGSPUR DRIVE, THE WOODLANDS, TEXAS                      77380
   __________________________________________                   __________
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (310) 213-2143
               ___________________________________________________
               Registrant's Telephone Number (including area code)


Securities registered pursuant to Section 12 (b) of the Act:
     Title of each class               Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
     Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes [ ]   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
     Yes [ ]   No  |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  |X|  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
     Large accelerated filer [ ]                   Accelerated filer [ ]
     Non-accelerated filer   [ ]                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
     Yes [ ]   No  |X|

The  aggregate  market  value  of  the  approximately   793,289  shares  of  the
registrant's Common Stock held by nonaffiliates on August 11, 2009 was approximately $15,866 based on the average bid and asked price of such Common Stock on August 11, 2009 (the date that the Common Stock became listed on the OTCBB). For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,167,279 shares of Common Stock as of November 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "ANTICIPATES," "PLANS TO," "ESTIMATES," "PROJECTS," OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BELIEF AS TO THE FUTURE OF INFRARED SYSTEMS INTERNATIONAL. WHETHER THOSE BELIEFS BECOME REALITY WILL DEPEND ON MANY FACTORS THAT ARE NOT UNDER MANAGEMENT'S CONTROL. MANY RISKS AND UNCERTAINTIES EXIST THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.



                                     PART 1



ITEM 1.       BUSINESS


BUSINESS


BACKGROUND
     Infrared Systems International (ISI) was formed under the laws of the State of Nevada on April 11, 2006 as a wholly-owned subsidiary of CSBI (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

     On July 11, 2007, CSBI acquired American SXAN Biotech, Inc. a Delaware Corporation doing business exclusively in the People's Republic of China under a registered capital corporation, Tieli XiaoXingAnling Forest Frog Breeding Co, Ltd. As a result of the acquisition, the stockholders of American SXAN Biotech, Inc. acquired control of CSBI.

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

     ISI's revenues during the past three years have been derived from only two sources: a 1997 license agreement relating to proprietary technology utilized by Kollsman Instruments for its Enhanced Visions System for commercial aviation; and acting on behalf of a Taiwanese company in connection with the acquisition and modification of infrared camera systems in the U.S. for thermal imaging of the human body for medical purposes and exporting the modified products to the Taiwanese company. The services rendered for the Taiwanese corporation are commercial labor and transportation, and no technology of ISI is involved.


ENHANCED VISION SYSTEM

     We previously were engaged in the development of an infrared imaging camera system for commercial aircraft to allow civilian pilots to land their aircraft under conditions of low or reduced visibility. The infrared camera system is especially designed to enhance the performance of the imager by proprietary techniques of selective wavelength enhancement. An exclusive license for this system was granted to Kollsman Instruments in 1997. The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies. Royalty payments are required for each EVS system sold utilizing a licensed product, based upon the number of units sold. Pursuant to the license agreement, the royalty is $800 per unit for units 201 through 2,000 (the first 20 units were prepaid and no payment was required for units 21 through 200), $1,400 per unit for units 2,001 through 5,000, $3,800 per unit for units 5,001 through 10,000, and $200 per unit thereafter. Through September 30, 2009, a total of 638 units have been sold. The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months.

     The royalties paid by Kollsman were $51,200 in the fiscal year ended September 30, 2008 and were $114,400 in fiscal 2009. A total of 64 units were sold during fiscal year 2008, and 143 units in 2009. The increase from 64 units to 143 units was the result of additional Gulfstream sales and the addition of FedEx sales. The licensee, Kollsman, does not provide public information on individual customer sales, but reliable sources believe the FedEx sales were between 40-45 units.

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

     Since the initial contract was signed, difficulties with switching from the previous detector (a U3000) to a new detector (U3500) have led to several problems. ISI has filed for a new export license for the U3500 (D 396180, July 19, 2008) and ISI needed to be re-qualified with the Department of Commerce reflecting the change in ownership. To accomplish this additional effort UIS has contracted with Gary Ball, who is also the President of ISI, to perform this work. This has resulted in a cost of $ 53,556.87. In addition, UIS instructed ISI to purchase two IR Cameras from FLIR Inc. for $8,875. The purchase was made with a direct shipment of the cameras to UIS by FLIR Inc.

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

     Costs incurred by ISI in pursuing the out of scope tasks for UIS have been accepted and billed against the original advanced funds account. The obligation of ISI has been correspondingly reduced reflecting the expenditure of authorized expenses. Once the necessary Technical Data has been secured and all applicable expenses applied, the balance of the funds will be applied to the purchasing of the U3500 detectors for export. This will result in the number of units exported falling to between 10 and 15 units. UIS at their option may remit additional funds to secure the full 40 units authorized under the DOC export license or set for a lesser number of systems..


INFRARED SECURITY SYSTEM

     The infrared security system (ISS) product is based upon a unique and proprietary concept. The ISS utilizes two or more infrared cameras directed at a common surveillance area. The locations of the cameras and their optical fields of view are pre-established and stored in a central computer database. Computer programs harmonize the information into a three dimensional grid, and camera processors perform image processing on the surveillance area to detect moving objects. Information is transmitted to the central computer, and compared to information in the database for pre-defined threats. Alarm criteria can be based on object size, location, and movement over time. We believe this system has a powerful threat detection capability that inherently rejects false alarms and which will separate our ISS from those of our competitors. A provisional patent was filed on November 7, 2005 (60/597,048), a full patent was filed on November 3, 2006, (11/592,639) preserving the original filing date, and a petition for an expedited patent application review was filed on August 2007. In September 2007, our request for an accelerated review was granted, and we are currently in discussions with the US patent office. The activity with the US customs office requiring our patent attorney has been estimated to cost between $15,000 and $20,000 in 2009. We have no patents at this time.


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

     In the enhanced vision systems market, we have an exclusive agreement with Kollsman Inc. whereby our intellectual property and information was used to create an enhanced vision system being produced and marketed by Kollsman. We believe that the principal competitors of Kollsman are CMC Marconi and Max-Viz. Both corporations have announced that they have developed an enhanced vision system similar to that of Kollsman, and CMC has received certification by the FAA to operate in the low visibility conditions.

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


EFFECT OF GOVERNMENTAL REGULATIONS

     Infrared imaging has been given a commodity jurisdiction by the US Department of State. As a controlled "dual use" technology, the "dual use" being military and commercial, the technology is subject to US government oversight. In certain defined instances our "commercial product" could be applied and used in a non-commercial application, such as military or US government agency applications. In such a case, our commercial product would be monitored and controlled by the US Arms Export Control Act, and the technical data must be in compliance with the Internal Traffic in Arms Regulation. We do not expect such government regulation to materially impede our proposed business.

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


RESEARCH AND DEVELOPMENT

     During fiscal 2009 we spent approximately $13,666 in research and development concerning the Infrared Security System project. An initial test of the proposed system was completed. In 2009, our research and development expenses declined to approximately $2,596, due to the completion of the initial test phase and our decision to halt further research and development pending the outcome of our pending patent application.


EMPLOYEES

     We have no employees other than Gary Ball, our President and Secretary-Treasurer. Mr. Ball does not have a written employment agreement with us.


PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

     If our ISS patent application is granted, we will then seek partners for our infrared security system over the coming months. Such potential partners include infrared camera suppliers, suppliers of radio frequency identification technology, commercial wireless providers, and cellular handset suppliers. We have identified numerous potential applications for our infrared security system, and will engage in discussions with various corporations in search of partners who desire to utilize our system for one or more of the potential applications for our system.

     The EVS project continues with ongoing sales by Kollsman to Gulfstream. These sales closely track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate, but is projected to improve now that a modified form of the EVS, designated by Kollsman as the Enhanced Vision System II (EVS II), has been certified by the FAA and is in production. Gulfstream is heavily engaged in the introduction of their new G-650 luxury model, and their G-150/G-250 lower end economy models. The phasing out of older "G" series models, normal delays in the introduction of new models we believe will adversely affect sales of EVS to Gulfstream over the next two quarters. The slow down in the US economy has caused some number of business jet users to postpone, cancel, or push out deliveries of new aircraft. This will similarly affect sales in 2010, causing us great concern over future sales and income.


EXPENSES

     We estimate that we will require between $75,000 and $95,000 over the next twelve months in order to maintain operations. ISS has postponed and deferred all discretionary expenditures until we obtain a better handle on future sales.

ITEM 1A.      RISK FACTORS


IF WE DO NOT GENERATE ADEQUATE REVENUES TO FINANCE OUR OPERATIONS, OUR BUSINESS MAY FAIL.

     We were incorporated on April 11, 2006. Our business primarily involves marketing activities. As of September 30, 2009, we had a retained deficit of $1,015,851. During the years ended September 30, 2009 and 2008, respectively, we had net losses of $ 23,278 and $130,011. We expect our revenues during the next twelve months from our existing licensee to remain flat depending upon the US economic recovery. Our expected revenue generation and expenses are difficult to predict, and there can be no assurance that revenues will be sufficient to cover operating costs for the foreseeable future. We anticipate that our Infrared Security System project will move forward in 2010. Consequently, it may be necessary to raise additional funds. If we are unable to raise funds to cover any operating deficit and our royalty sales decrease in 2010 our business may fail.


BECAUSE WE HAD INCURRED A LOSS AND HAVE NOT COMMENCED OUR PLANNED PRINCIPAL OPERATIONS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     For the fiscal year ended September 30, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of operating losses since inception, the failure to yet commence planned principal operations, and current liabilities in excess of current assets. Our ability to achieve and maintain profitability and positive cash flow is dependent on such factors as our ability to enter into license agreements and our licensees' ability to sell products utilizing our technology. Based upon current plans, we expect our operating costs to range between $75,000 and $95,000 for the fiscal year ending September 30, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business or take draconian actions.


TRADING IN OUR SHARES IS SUBJECT TO RULES GOVERNING "PENNY STOCKS," WHICH WILL IMPAIR TRADING ACTIVITY IN OUR SHARES.

     We have been listed on the OTC:BB since August 11, 2009, our symbol is IFRS. The IFRS common stock has been trading at very low volumes. Penny stocks trading at low volumes are extremely volatile and investors should exercise care in any trading activities.

     Our stock is subject to rules adopted by the Securities and Exchange Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with which the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

     The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.


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


THE SHARE CONTROL POSITION OF GARY BALL AND HIS WIFE WILL LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE ACTIONS.


     With the distribution of shares to the stockholders, the largest stockholders, Gary and Wendy Ball, will own an aggregate of 352,805 shares of our common stock (including shares of common stock held in the IRA account for Wendy Ball) and thereby control approximately 31% of our outstanding shares. Because Gary and Wendy Ball own such a significant percentage of the outstanding shares, other stockholders, individually or as a group, will be at a disadvantage in their ability to effectively influence the election or removal of our directors, the supervision and management of the business or a change in control of or the sale of our company, even if they believed such changes were in the best interest of our stockholders generally.


OUR FUTURE SUCCESS DEPENDS, IN LARGE PART, ON THE CONTINUED SERVICE OF OUR PRESIDENT.


     We depend almost entirely on the efforts and continued employment of Mr. Gary Ball, our President and Secretary-Treasurer. Mr. Ball currently is our sole employee, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with Mr. Ball, and we do not carry key person insurance on his life. Mr. Ball currently is able to devote substantially all of his time on our behalf. The loss of the services of Mr. Ball, through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Ball.



ITEM 1B.      UNRESOLVED STAFF COMMENTS.


     None.


ITEM 2.       PROPERTIES


     We currently use the address of our President for company use. In 2009 additional space has been allocated to ISS. This space is for an electronics laboratory which is required for the Taiwanese (UIS) project and the ISS remote control station. In addition a test range has been established for the ISS demonstrations. In consideration for the added space and exterior test site the President now receives $900 per month to cover incurred expense. We own no real estate nor have plans to acquire any real estate.



ITEM 3.       LEGAL PROCEEDINGS


     None



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None



                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS AND ISSUER PURCHASES OF EQUITY SECURITIES


     A REGISTRANT THAT QUALIFIES AS A SMALLER REPORTING COMPANY IS NOT REQUIRED TO PROVIDE THE PERFORMANCE GRAPH REQUIRED IN PARAGRAPH (E) OF ITEM 201 OF REGULATION S-K.


MARKET INFORMATION

Our common stock is currently quoted on the OTCBB under the symbol "IFRS.OB". There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter since August 11, 2009, when our common stock became listed on the OTCBB. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

________________________________________________________________________________
Quarter Ending                          High                    Low
________________________________________________________________________________
September 30, 2009*               $        0.51          $         0.02
________________________________________________________________________________

*There was no trading in our common stock prior to August 11, 2009.

SECURITY HOLDERS

There are 1,001 shareholders of record of the Company's Common Stock on November 30, 2009.

EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2009 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.


                                                    A                            B                              C

                                         ________________________    ________________________     _____________________________
PLAN CATEGORY                                                                                         NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                                                                                      FUTURE ISSUANCE UNDER
                                          NUMBER OF SECURITIES                                         EQUITY COMPENSATION
                                            TO BE ISSUED UPON            WEIGHTED AVERAGE                PLANS (EXCLUDING
                                               EXERCISE OF               EXERCISE PRICE OF           SECURITIES REFLECTED IN
                                           OUTSTANDING OPTIONS          OUTSTANDING OPTIONS                 COLUMN A)
______________________________________   ________________________    ________________________     _____________________________
Equity Compensation Plans Approved                 -0-                $       N/A                              -0-
by Stockholders (1)
Equity Compensation Plans Not
Approved by Stockholders (2)                       -0-                        N/A                            116,728 (3)
                                         ________________________    ________________________     _____________________________
Total                                              -0-                $       N/A                            116,728
                                         ________________________    ________________________     _____________________________


(1) Consists of the 2009 Stock Option Plan.

(2) The 2009 Stock Option Plan was not approved by our stockholders.

(3) The maximum number of securities authorized to be issued under the 2009 Stock Option Plan is 10% of the then outstanding shares of Common Stock.

NO STOCK REPURCHASES WERE MADE TO ISI DURING THE FOURTH QUARTER OF THE 2009 FISCAL YEAR.



ITEM 6.       SELECTED FINANCIAL DATA

     A REGISTRANT THAT QUALIFIES AS A SMALLER REPORTING COMPANY IS NOT REQUIRED TO PROVIDE THE INFORMATION REQUIRED BY THIS ITEM.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We were formed on April 11, 2006 to pursue the development of a proprietary infrared security system. In July 2007, all assets and liabilities of Advance Technologies, Inc. (AVTX) were transferred to us in connection with a merger transaction involving AVTX.

CRITICAL ACCOUNTING POLICIES

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the fiscal year ended September 30, 2009 included elsewhere in this Annual Report.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
We estimate allowances for doubtful accounts based on the aged receivable balances and historical losses. Since all accounts receivable are from one licensee, Kollsman, Inc., which has timely paid all royalties to us, we have concluded that no allowance for doubtful accounts is necessary.

     PROPERTY, PLANT AND EQUIPMENT
We record property and equipment at cost and use straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.

REVENUE RECOGNITION

     LICENSING REVENUES
Our revenue primarily comes from royalties derived through licensing our technology to a single customer, Kollsman. The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data or patents for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies. Royalty payments are required for each Enhanced Vision System (EVS) unit sold utilizing a licensed product, based upon the number of units sold. Pursuant to the license agreement, the royalty is $800 per unit for units 201 through 2,000 (The first 20 units were prepaid in 1997; no payment was required for units 21 through 200, all of which were sold prior to December 2004), $1,400 per unit for units 2,001 through 5,000, $3,800 per unit for units 5,001 through 10,000, and $200 per unit thereafter. Pursuant to the license agreement, advance royalty payments were made to ISI by Kollsman between 1997 and 1999 in an aggregate amount of $105,000. As a result, as each of units 201 through 410 were sold, Kollsman was required to pay only $300 in cash per unit, and the remaining $500 otherwise payable reduced the balance of the prior advance royalty payments. For accounting purposes, the $105,000 in advance royalty payments were deferred and recognized as the units were sold; therefore, $800 per unit in revenues was recognized as each of units 201 through 410 was sold. Through September 30, 2009, a total of 638 units have been sold. The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months. The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months. We recognize our royalty revenues as Kollsman sells aircraft systems that include our technology. At that time, in accordance with the license agreement, the royalty fee has been earned by us, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

     CONTRACTING
We have acted as an export agent and service contractor for a Taiwanese corporation since 2000. That corporation, among other things, has developed and markets a digital infrared medical diagnosis system known as the SPECTRUM9000 System. We currently have been engaged by the corporation to purchase 40 infrared detectors from a U.S. supplier, install them into a camera shell provided by the corporation with a test circuit board, and ship them in the camera shell to the corporation in Taiwan.

As part of obtaining the detector systems for the Taiwanese corporation, we secured the necessary export license from the U.S. Department of Commerce for the export of the detector systems. This is the fourth time that we have performed these services for the Taiwanese corporation since 2000. None of our proprietary technology is utilized in these systems. Although the amount paid to us by the Taiwan Corporation for the current engagement was nearly $120,000, approximately $112,000 of this amount was to be used to purchase the infrared camera detectors from a Dallas based manufacturer.

Since the initial contract, difficulties with switching from the previous detector (a U3000) to a new detector (U3500) have led to several problems. ISI has filed for and received a new export license for the U3500 (D 396180, July 19, 2008) and ISI needed to be re-qualified with the Department of Commerce reflecting the change in ownership. To accomplish this additional effort UIS has contracted with Gary Ball to perform this work. This has resulted in a cost of $53,556.87 that has been paid by debiting the $112,000 allocated for purchasing of the detectors. This includes the purchase of two IR Cameras from FLIR Inc. for $8,875, that have been exported to Taiwan. This was a direct shipment of the cameras to UIS by FLIR Inc.

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

Costs incurred by ISI in pursuing the out of scope tasks for UIS have been accepted and billed against the original advanced funds account. The obligation of ISI has been correspondingly reduced reflecting the expenditure of authorized expenses. Once the necessary Technical Data has been secured and all applicable expenses applied, the balance of the funds will be applied to the purchasing of the U3500 detectors for export. This will result in the number of units exported falling between 10 and 15 units. UIS at their option may remit additional funds to secure the full 40 units authorized under the DOC export license.


     INFRARED SECURITY SYSTEM

The infrared security system (ISS) product is based upon a unique and proprietary concept. The ISS utilizes two or more infrared cameras directed at a common surveillance area. The locations of the cameras and their optical fields of view are pre-established and stored in a central computer database. Computer programs harmonize the information into a three dimensional grid, and camera processors perform image processing on the surveillance area to detect moving objects. Information is transmitted to the central computer, and compared to information in the database for pre-defined threats. Alarm criteria can be based on object size, location, and movement over time. We believe this system has a powerful threat detection capability that inherently rejects false alarms and which will separate our ISS from those of our competitors. A provisional patent was filed on November 7, 2005 (60/597,048), a full patent was filed on November 3, 2006, (11/592,639) preserving the original filing date, and a petition for an expedited patent application review was filed in August 2007. In September 2007, our request for an accelerated review was granted, and we are currently in discussions with the US patent office. The activity with the US customs office requiring our patent attorney was approximately $17,943 in FY 2009 and we estimated a cost between $2,000 and $3,000, in November and December of 2009 to complete the patent. We can provide no guarantee that the patent with be granted by 2010. We have no patents at this time.


PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

If our ISS patent application is granted, we will then seek partners for our infrared security system. Such potential partners include infrared camera suppliers, suppliers of radio frequency identification technology, commercial wireless providers, and cellular handset suppliers. We have identified numerous potential applications for our infrared security system, and will engage in discussions with various corporations in search of partners who desire to utilize our system for one or more of the potential applications for our system.

The EVS project continues with ongoing sales by Kollsman to Gulfstream. These sales closely track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate, but is projected to improve now that a modified form of the EVS, designated by Kollsman as the Enhanced Vision System II (EVS II), has been certified by the FAA and is in production. Gulfstream is heavily engaged in the introduction of their new G-650 luxury model, and their G-150/G-250 lower end economy models. The phasing out of older "G" series models, normal delays in the introduction of new models we believe will adversely affect sales of EVS to Gulfstream over the next two quarters. The slow down in the US economy has caused some number of business jet users to postpone, cancel, or push out deliveries of new aircraft. This will similarly affect sales in 2010, causing us great concern over future sales and income.


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED WITH THE FISCAL YEAR ENDED SEPTEMBER 30, 2008


     NET SALES

Net sales were approximately $114,400 for the fiscal year ended September 30, 2009 as compared to approximately $51,200 for the prior fiscal year. The increase was due to an additional number of EVS units sold by Kollsman from 64 in fiscal 2008 to 143 in fiscal 2009. Consulting fees were zero in fiscal 2009, the same as the prior fiscal year. Such fees are generated by the periodic purchases by a foreign customer, with our assistance, of infrared detectors from a third party for its medical business. Since there were no costs of goods, gross profits were the same as revenues. ISI earned $800 per unit during both fiscal 2008 and fiscal 2009. The increase from 64 units to 143 units was the result of EVS II being completely phased in and additional new customers. The EVS market is for the lighter weight, smaller size, higher performing EVS II.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expense for the fiscal year ended September 30, 2009 was $134,951 as compared to $180,920 for the prior fiscal year, a decrease of 34%. The decrease was primarily due to a decrease in professional fees from approximately $126,159 in fiscal 2008 to $54,604 in fiscal 2009 or approximately 56%, as a result of the completion of the spin-off of ISI in 2008. Travel, meals, and entertainment expenses decreased from $ 30,022 in 2008 to $24,423 in 2009, a decrease of 20%. Management fees increased from zero in 2008 to $20,413 in 2009. This increase was the result of payments to Gary Ball, our President and sole employee, for his support efforts to ISI billing at a rate of 15% of incurred costs. General expenses increased from $13,666 in 2008 to $32,915 in 2009, an increase of 58%. The largest portion of these expenses was associated with responding to US Patent Office actions in pursuit of a patent by the company. Research and development was initiated in 2008 on the ISS project. Such costs in fiscal 2008 were $13,666, compared to only $2,596 for fiscal 2009, a decrease of 79%. The reduction in costs was the result of completing the initial test phase, and a desire to reduce our expenses on the ISS project until the pending patent application is resolved.


     OTHER INCOME AND EXPENSE

For the fiscal year ended September 30, 2009, the expense was $ 2,727 compared to $359 for the prior fiscal year. The increase in expense resulted from an increase in corporate debt.


     NET PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES

The net loss for the fiscal year ended September 30, 2009 was $23,278 versus $130,011 for the prior fiscal year. The decrease in the loss ($106,733) was due to a large increase in revenues ($63,200) and a significant decrease in legal and accounting expenses associated with primarily the spin off of approximately ($71,555). The breaking out of the management fees of $20,413 as a separate line item would adjust the $71,555 to $51,142 for comparison purposes.


LIQUIDITY AND CAPITAL RESOURCES

Based upon our anticipated monthly expenses of approximately $5,000 to $7,000 per month, we may not have sufficient capital resources to maintain our business position. Our major priority in 2010 will be to secure the necessary funds to grow our business

GOING CONCERN
We have limited working capital and limited revenues from sales of products or licenses. During 2007, all of our revenues were generated from a single licensee. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our attaining future profitable operations. Management's plans include strict restrictions on the cost of ongoing operations, such as providing minimal compensation to management, and limiting professional, travel and other operating expenses in order to remain within our budget of approximately $ 100,000 per year.


OFF-BALANCE SHEET ARRANGEMENTS

The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of its operations.



ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


     The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         INFRARED SYSTEMS INTERNATIONAL

                     SEPTEMBER 30, 2009 FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                     Page
                                                                _____________
Report of Independent Registered Public Accounting Firm               16
Balance Sheets, September 30, 2009 and 2008                           17
Statements of Operations, For the Years Ended September 30,
     2009 and 2008                                                    18
Statements of Changes in Stockholders' Equity (Deficit), For
     the Years Ended September 30, 2009 and 2008                      19
Statements of Cash Flows, For the Years Ended September 30,
     2009 and 2008                                                    20
Notes to the Financial Statements                                  21 to 24

CHILD,
VAN WAGONER &
BRADSHAW, PLLC
CERTIFIED PUBLIC ACCONTANTS


    Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
    J. Russ Bradshaw, CPA
   William R. Denney, CPA
 Russell E. Anderson, CPA
          Scott I. Farnes


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Infrared Systems International


We have audited the accompanying balance sheets of Infrared Systems International (the "Company") as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infrared Systems International as of September 30, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
December 16, 2009


1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net



                         INFRARED SYSTEMS INTERNATIONAL
                                 BALANCE SHEETS

                                     ASSETS

                                                                                     September 30, 2009     September 30, 2008
                                                                                     ___________________    ____________________
CURRENT ASSETS:
     Cash                                                                            $            1,015     $            93,327
     Accounts receivable                                                                         30,400                  13,600
     Prepaid expenses                                                                             8,174                   1,774
                                                                                     ___________________    ____________________
         Total Current Assets                                                                    39,589                 108,701

PROPERTY AND EQUIPMENT, net                                                                       6,802                   2,495

DEFINITE-LIFE INTANGIBLE ASSETS                                                                  33,970                  17,965
                                                                                     ___________________    ____________________

              TOTAL ASSETS                                                           $           80,361     $           129,161
                                                                                     ===================    ====================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                $           25,425     $            24,450
     Customer deposits                                                                           66,168                  92,665
                                                                                     ___________________    ____________________
         Total Current Liabilities                                                               91,593                 117,115

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $0.001 par value, 50,000,000 shares authorized, no
         shares issued and outstanding                                                                -                       -
     Common stock, $0.001 par value, 50,000,000 shares authorized, 1,167,279 and                  1,167                   6,000
         6,000,000 shares issued and outstanding, respectively
     Capital in excess of par value                                                           1,003,452                 998,619
     Retained earnings (deficit)                                                             (1,015,851)               (992,573)
                                                                                     ___________________    ____________________
         Total Stockholders' Equity (Deficit)                                                   (11,232)                 12,046
                                                                                     ___________________    ____________________

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $           80,361     $           129,161
                                                                                     ===================    ====================


                             See accompanying notes.

                         INFRARED SYSTEMS INTERNATIONAL
                            STATEMENTS OF OPERATIONS

                                                     For the Years
                                                  Ended September 30,
                                          _____________________________________
                                               2009                 2008
                                          ________________    _________________
REVENUES:
     Royalty                              $       114,400     $         51,200

OPERATING EXPENSES:
     Professional fees                             54,604              126,159
     Travel, meals, and entertainment              24,423               30,022
     Management fees                               20,413                    -
     Research and development                       2,596               11,073
     Other general and administrative              32,915               13,666
                                          ________________    _________________
         Total Operating Expenses                 134,951              180,920
                                          ________________    _________________

LOSS FROM OPERATIONS                              (20,551)            (129,720)

OTHER INCOME (EXPENSE):
     Interest expense                              (2,727)                (359)
                                          ________________    _________________

LOSS BEFORE INCOME TAX PROVISION                  (23,278)            (130,079)

PROVISION FOR INCOME TAXES                              -                   68
                                          ________________    _________________

NET LOSS                                  $       (23,278)    $       (130,011)
                                          ================    =================

BASIC AND DILUTED LOSS PER SHARE          $         (0.01)    $          (0.02)
                                          ================    =================

WEIGHTED AVERAGE SHARES OUTSTANDING             2,266,227            6,000,000
                                          ================    =================



                             See accompanying notes.



                         INFRARED SYSTEMS INTERNATIONAL
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                  Preferred Stock                Common Stock           Capital in        Retained       Total
                              ________________________ _____________________________    Excess  of        Earnings   Stockholders'
                               Shares      Amount        Shares          Amount         Par Value         (Deficit)      Equity
                              _________  ___________ _______________  ______________  _____________  ______________  _____________
BALANCE, September 30, 2007          -   $        -       6,000,000   $       6,000   $    998,619   $   (862,562)   $    142,057

Net loss for the year ended
September 30, 2008                   -            -               -               -              -       (130,011)      (130,011)
                              _________  ___________ _______________  ______________  _____________  ______________  _____________

BALANCE, September 30, 2008          -            -       6,000,000           6,000        998,619       (992,573)         12,046

Cancellation of 4,832,721
common stock shares, December
2008                                 -            -     (4,832,721)         (4,833)          4,833               -              -

Net loss for the year ended
September 30, 2009                   -            -               -               -              -        (23,278)       (23,278)
                              _________  ___________ _______________  ______________  _____________  ______________  _____________

BALANCE, September 30, 2009          -   $        -       1,167,279   $       1,167   $  1,003,452   $ (1,015,851)   $   (11,232)
                              =========  =========== ===============  ==============  =============  ==============  =============

                             See accompanying notes.



                         INFRARED SYSTEMS INTERNATIONAL
                            STATEMENTS OF CASH FLOWS

                                                                                               For the Years
                                                                                            Ended September 30,
                                                                                    _____________________________________
                                                                                         2009                 2008
                                                                                    ________________    _________________
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $      (23,278)     $      (130,011)
     Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
         Depreciation                                                                           802                  379
         Net (increase) decrease in operating assets:
              Accounts receivable                                                          (16,800)                3,800
              Prepaid expenses                                                              (6,400)                  632
         Net increase (decrease) in operating liabilities:
              Accounts payable                                                                  975                9,662
              Customer deposits                                                            (26,497)               92,665
              Deferred income tax liability                                                       -                 (68)
                                                                                    ________________    _________________
                  Net Cash Provided (Used) by Operating Activities                         (71,198)             (22,941)
                                                                                    ________________    _________________

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for property and equipment                                                    (5,109)              (1,436)
     Payments for definite-life intangible assets                                          (16,005)              (1,200)
                                                                                    ________________    _________________
                  Net Cash Provided (Used) by Investing Activities                         (21,114)              (2,636)
                                                                                    ________________    _________________

CASH FLOWS FROM FINANCING ACTIVITIES                                                              -                    -
                                                                                    ________________    _________________
                  Net Cash Provided by Financing Activities                                       -                    -
                                                                                    ________________    _________________

NET INCREASE (DECREASE) IN CASH                                                            (92,312)             (25,577)

CASH AT BEGINNING OF PERIOD                                                                  93,327              118,904
                                                                                    ________________    _________________

CASH AT END OF PERIOD                                                               $         1,015     $         93,327
                                                                                    ================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                   $         2,727     $            359
         Income taxes                                                               $             -     $              -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     In December 2008, the Company cancelled 4,832,721 common stock shares
     previously owned by CSBI                                                       $         4,833     $              -



                             See accompanying notes.

                         INFRARED SYSTEMS INTERNATIONAL
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Infrared Systems International ("the Company") is a corporation organized under the laws of the State of Nevada on April 11, 2006 as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) ("CSBI"). CSBI was organized under the laws of the State of Delaware on June 16, 1969. In July 2007, CSBI transferred the assets, liabilities, and operations of its technology licensing business to the Company. Because CSBI's operations are considered to be the Company's predecessor business, the financial statements include CSBI's operations from the inception of the business. In December 2008, the Company completed its spin-off by dividend to stockholders of CSBI.

Nature of Operations - The Company licenses rights to use internally-developed optical technology. The Company also plans to develop a night vision system with applications for both military and civil aircraft. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable - The Company records accounts receivable at cost less allowance for doubtful accounts. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. Since all accounts receivable are from one licensee, Kollsman, Inc., which has timely paid all royalties to the Company, management has estimated that no allowance for doubtful accounts is necessary.

Property and Equipment - The Company records property and equipment at cost and uses straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.

Revenue Recognition - The Company's revenue primarily comes from royalties derived through licensing its technology to a single customer. The licensing agreement allows the customer exclusively to use the Company's technology in aircraft systems manufactured by the customer in exchange for a royalty fee for each system that includes the Company's technology sold by the customer. The royalty fee is payable quarterly and amounts to $800 per aircraft system for systems 201 through 2,000. There are provisions for the royalty fee to increase to $1,400 per system after 2,000 cumulative systems have sold, to increase to $3,800 per system after 5,000 cumulative systems have sold, and to decrease to $200 per system after 10,000 cumulative systems have sold. As of September 30, 2009, the customer had sold a total of 638 cumulative aircraft systems since the licensing agreement was signed in 1997. The licensing agreement continues in effect as long as the customer continues to use the Company's technology in aircraft systems it manufactures. The Company recognizes its royalty revenues as the customer sells aircraft systems that include the Company's technology. At that time, in accordance with the license agreement, the royalty fee has been earned by the Company, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in 1997. The Company has also generated some revenues from consulting arrangements where the Company has assembled existing equipment and readied the assembled equipment for shipment in accordance with customer specifications. Consulting revenue is recognized when the equipment has been assembled, there is an agreed upon price for the services, and collection of the revenue is reasonably assured.

Research and Development - The Company expenses research and development costs as incurred.

                         INFRARED SYSTEMS INTERNATIONAL
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company had a retained deficit of $1,015,851 and current liabilities in excess of current assets by $52,004. During the year ended September 30, 2009, the Company incurred a net loss of $23,278 and negative cash flows from operations of $71,198. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations. In this regard, Company management is proposing to develop additional applications for the Company's technology, specifically in security system surveillance. Management estimates 9 to 15 months before the Company will start realizing revenues from security system surveillance applications. Should the Company's financial resources prove inadequate to meet the Company's needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common stock. There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Prepaid expense - In September 2009, the Company paid $900 to its officer for October 2009 rent.

Management Compensation - During the years ended September 30, 2009 and 2008, respectively, the Company paid management fees of $20,413 and $0 to its officer.

Office Space - The Company was renting office space from its officer for $400 per month; however, in April 2009, the Company's monthly rent increased to $900 and the Company paid an additional $1,500 for increased rent attributable to prior months. During the years ended September 30, 2009 and 2008, respectively, the Company paid or accrued $10,200 and $4,800 in rent to its officer.

Consulting - During the years ended September 30, 2009 and 2008, respectively, the Company paid $1,938 and $0 for consulting services.

NOTE 4 - PROPERTY AND EQUIPMENT


                                    Estimated Useful Lives       September 30, 2009       September 30, 2008
                                   _________________________    _____________________    _____________________
Optical equipment                          5 years              $             39,386     $             39,386
Office equipment                         3 - 10 years                          8,231                    3,122
                                                                _____________________    _____________________
                                                                              47,617                   42,508
Less accumulated depreciation                                                (40,815)                 (40,013)
                                                                _____________________    _____________________
Net property and equipment                                      $              6,802     $              2,495
                                                                _____________________    _____________________


Depreciation expense for the years ended September 30, 2009 and 2008 was $802 and $379, respectively.

                         INFRARED SYSTEMS INTERNATIONAL
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS


                                      Estimated Useful Life      September 30, 2009        September 30, 2008
                                   _________________________    _____________________    _____________________
Pending patent application               Not Applicable         $              33,970     $             17,965
                                                                _____________________    _____________________
                                                                               33,970                   17,965
Less accumulated amortization                                                       -                        -
                                                                _____________________    _____________________
Net definite-life intangible assets                             $              33,970     $             17,965
                                                                _____________________    _____________________


The Company's definite-life intangible assets consist only of a pending patent application. Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, the related costs will be expensed immediately. Management anticipates that the U.S. Patent Office will grant the patent during 2010. Management compared the estimated cost of the patent of approximately $40,000 to management's estimate of the market for products utilizing the patent, if granted, in determining the recoverability of this asset.

NOTE 6 - CUSTOMER DEPOSITS

At September 30, 2009, the Company had received net cash deposits of $66,168 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company's export license. Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as a current liability as of September 30, 2009 because the earnings process was incomplete. The project has required additional research and testing and the funds paid to the Company have been used to pay those costs. The Company plans to negotiate a new agreement with the customer after the research and testing are complete.

NOTE 7 - COMMON STOCK

In December 2008, the Company completed its spin-off by distributing 1,167,279 common stock shares to stockholders of CSBI. The remaining 4,832,721 common stock shares previously owned by CSBI were returned and cancelled.

NOTE 8 - CONCENTRATIONS

At September 30, 2009, 100% of the Company's accounts receivable was due from a single licensee. During the years ended September 30, 2009 and 2008, 100% of the Company's royalty revenues were generated through a single licensee.

NOTE 9 - INCOME TAXES

At September 30, 2009, the Company has federal net operating loss carryovers of $180,076 available to offset future taxable income and expiring as follows:
$2,320 in 2026, $12,616 in 2027, $127,675 in 2028, and $37,465 in 2029. The
Company also has a federal contribution carryover of $150 that expires in 2029. At September 30, 2009, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the years ended September 30, 2009 and 2008:

                                                            2009         2008
                                                           _______   __________
Current income tax expense (benefit)                       $    -    $       -
Deferred income tax expense (benefit)                           -         (68)
                                                           _______   __________
Net income tax expense (benefit) charged to operations     $    -    $    (68)
                                                           _______   __________

                         INFRARED SYSTEMS INTERNATIONAL
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the years ended September 30, 2009 and 2008:

                                                   2009               2008
                                               ______________    _______________
Loss before income tax provision               $    (23,278)     $    (130,079)
Expected federal income tax rate                       15.0%              15.0%
                                               ______________    _______________
Expected income tax expense (benefit) at
  statutory rate                               $     (3,492)     $     (19,512)
Tax effect of:
     Meals and entertainment                             551                734
Change in valuation allowance                          2,941             18,710
                                               ______________    _______________
Net income tax expense (benefit)               $           -     $         (68)
                                               ______________    _______________

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

                                               September 30,       September 30,
                                                   2009                2008
                                            _________________    _______________
Deferred tax assets:
     Organization costs                     $             90     $          150
     Contribution carryover                               23                  -
     Net operating loss carryovers                    27,173             21,392
                                            _________________    _______________
Total deferred tax assets                   $         27,286     $       21,542
                                            _________________    _______________

Deferred tax liabilities:
     Book basis of patent application       $        (5,095)     $      (2,695)
     Tax depreciation in excess of book                (540)              (137)
                                            _________________    _______________
Total deferred tax liabilities              $        (5,635)     $      (2,832)
                                            _________________    _______________

Total deferred tax assets                   $         27,286     $       21,542
Total deferred tax liabilities                       (5,635)            (2,832)
Valuation allowance                                 (21,651)           (18,710)
                                            _________________    _______________
Net deferred tax asset (liability)          $              -     $            -
                                            _________________    _______________

These amounts have been presented in the financial statements as follows:

                                             September 30,        September 30,
                                                 2009                 2008
                                            _________________    _______________
Current deferred tax asset (liability)      $              -     $            -
Non-current deferred tax asset (liability)                 -                  -
                                            _________________    _______________
                                            $              -     $            -
                                            _________________    _______________

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to September 30, 2009 through December 16, 2009, which is the date that the September 30, 2009 financial statements were available to be issued. Previously, the Company evaluated events subsequent to September 30, 2008 through January 12, 2009, which is the date that the September 30, 2008 financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not Applicable


ITEM 9A.      CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures.

     The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b) Changes in internal controls.

     The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)  Management's Report on Internal Control over Financial Reporting

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

     The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.


ITEM 9B.      OTHER INFORMATION

     None.

                                    PART III



ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     The officers and directors of the Company are:



      NAME          AGE          POSITION WITH THE COMPANY       DIRECTOR SINCE
__________________  _____ ___________________________________   ________________
Gary E. Ball         72   Chairman, Chief Executive Officer,            2006
                          Chief Financial Officer

Gary L. Bane         71   Director                                      2006

James Watson         62   Director                                      2006

Wendy S. Ball        63   Secretary and Director                        2009


     Each director serves until his or her successor is elected. There are no arrangements or understandings between any director and any other person pursuant to which he or she was selected as a director or nominee.

     Each officer serves until he or she is replaced by the Board of Directors. There are no arrangements or understandings between any officer of the Company and any other person pursuant to which he or she was selected as an officer.

     GARY E. BALL has been ISI's Chief Executive Officer, President, Secretary-Treasurer, and a director since its formation in April 2006. For more than fifteen years until the closing of the merger in July 2007, Mr. Ball was CEO, President and a director of CSBI. Prior thereto, Mr. Ball specialized in product design, development, and management for North American Aviation; was a Technical Manager for the Pave Tack program for Ford Aerospace; was Program Manager for Northrop Electro-Mechanical in charge of business development on several classified Department of Defense programs; was Program Manager for Hughes Aircraft, where he developed their infrared enhanced vision system; and was a member of the NATO NIAG study group on aircraft integration. Mr. Ball has authored several articles for trade publications, the last 9 years he has provided consulting services to 10 U.S. and foreign corporations in the field of infrared technology. Mr. Ball attended California State University at Long Beach, where he graduated with a BSEE and MSEE, and later took additional graduate studies at the University of Southern California. In September 2009, Mr. Ball was replaced as Secretary.

     GARY L. BANE has been a director of ISI since its formation in April 2006, and was a director of CSBI at the time of the closing of the merger in July 2007. Mr. Bane has been employed as an independent consultant for the last five years.

     JAMES R. WATSON has been a director of ISI since its formation in April 2006, and was a director of CSBI at the time of the closing of the merger in July 2007. Mr. Watson is a sales, marketing and general management executive with over twenty-five years of experience in managing a wider range of marketing, sales and operations functions designed to create or expand domestic and international sales opportunities. Since 2001, he has been the Vice President of Operations for California Manufacturing Technology Consulting in Gardena, California, where he is responsible for marketing, sales, consulting services, and the development of delivery tools and services. Prior thereto, his duties have included establishing aerospace and defense and distribution industry teams. Mr. Watson also has served as a Vice President of Sales and General Manager, Europe, for Anchor Audio, Inc. in Los Angeles, California, where he was responsible for domestic sales planning, field sales, and government and OEM sales, and Vice President - Passenger & Cargo Sales for Western Airlines, where he was responsible for managing over 1,100 people in sales programs, field sales, reservations and advertising, with a budget in excess of $150 million.

     WENDY S. BALL was a director of ISI's original corporation, SeaCrest Industries Inc. from 1995 until the merger with Advance Technologies Inc. in 2001. In September 2009, Ms. Ball was elected by the Board to fill a vacancy created by increasing the size of the Board from three to four and was elected Secretary of the Company. Ms. Ball was employed by Christian Lacroix as US National Sales Manager until February 2006. Since then she has worked as a part time Fashion Consultant for Brad Hughes & Associates as well as a "personal shopper" for individual clients. Ms. Ball is the wife of Gary Ball, President of ISI.

DIRECTOR INDEPENDENCE

     Our board of directors consists of Gary E. Ball, Gary L. Bane, Wendy S. Ball, and James Watson. Messrs. Bane, Watson and Mss. Ball each is an "independent director" as such term is defined in Section 4200(a) (15) of the NASDAQ Marketplace Rules.


COMMITTEES OF THE BOARD OF DIRECTORS

     Currently, we do not have any committees of the Board of Directors, and none are planned at this time. Our Board of Directors has determined that none of our directors is an audit committee financial expert.


INDEMNIFICATION AND LIMITATION ON LIABILITY OF DIRECTORS
     Our Articles of Incorporation eliminate the liability of our directors for monetary damages to the fullest extent permissible under Nevada law. Under the Nevada Revised Statutes, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

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


CODE OF ETHICS

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics since the Company has only two officers who are both directors of the Company and due to the small size and limited funds of the Company.


FAMILY RELATIONSHIPS
     Gary E. Ball and Wendy S. Ball are husband and wife.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each of Gary E. Ball, Gary L. Bane, Wendy S. Ball, and James Watson failed to file his or her report on Form 3 on a timely basis during the fiscal year ended September 30, 2009. Each such report on Form 3 subsequently was filed. There are no other known failures to file reports required by
     Section 16(a) of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION


GENERAL
     At the present time, we do not pay any compensation to our directors or officers, other than a management fee paid to our President and Chief Financial Officer, Gary E. Ball, equal to 15% of certain incurred costs of the Company. Mr. Ball is also a director, and participated in the deliberations of the Board in determining his executive officer compensation. There is no separate compensation committee of the Board. We anticipate that we will begin to compensate our directors at some time in the future. At the present time, No pension benefits are provided to officer or director of the Company.


SUMMARY COMPENSATION TABLE
     The following table sets forth compensation information for services rendered to us by certain executive officers in all capacities, other than as directors, during the last two fiscal years. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.


                                                                          NON-EQUITY
NAME AND                                                                  INCENTIVE
PRINCIPAL             FISCAL                     STOCK      OPTION           PLAN           ALL OTHER
POSITION              YEAR    SALARY     BONUS   AWARDS     AWARDS       COMPENSATION      COMPENSATION       TOTAL
__________________    ______ _______     ______ ________   ________     ______________    ______________    ___________
Gary E. Ball          2009         0       0        0          0               0           $25,911(1)(2)    $20,413(2)
  Chief Executive
  Officer
                      2008         0       0        0          0               0            $  930(1)(2)    $   930(2)


(1) Consists of (i) a management fee the Company paid to Mr. Ball in 209 equal to 15% of certain incurred costs of the Company, which totaled $20,413, and (ii) a leased car provided to Mr. Ball since August 2008, which costs $464.84 per month. for a lease car for Mr. Ball, $464.84 per month

(2) Does not include rent paid to Mr. Ball for space provided to him for the Company's use. Such rent was $400 per month during fiscal years 2008 and became $900 per month in fiscal 2009 due to increased space being utilized by the Company. See "Certain Relationships and Related Transactions."

COMPENSATION DISCUSSION AND ANALYSIS

     As indicated in the Summary Compensation Table, the only compensation paid to an officer is the management fee payable to Gary E. Ball, our President and Treasurer, which commenced in fiscal 2009. Such fee is equal to 15% of certain third party fees incurred by the Company, and is intended to provide at least minimal compensation to Mr. Ball for his substantial time and effort overseeing the work performed by third parties on behalf of the Company, especially considering the fact that Mr. Ball receives no other compensation from the Company for his services as an officer and sole employee of the Company. The total management fee paid to Mr. Ball in fiscal 2009 was $20,413.


EMPLOYMENT AGREEMENTS

     We do not have a written employment agreement with Gary E. Ball or Wendy S. Ball, our sole executive officers.


EQUITY INCENTIVE PLAN

     No stock options or similar instruments have been granted to any of our officers or directors.

LACK OF COMPENSATION COMMITTEE

     We do not have a separate compensation committee due to the fact that there is currently only one employee of the Company and since no compensation currently is paid to directors of the Company. The entire Board of Directors participates in the consideration of executive officer and director compensation.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Gary E. Ball, the sole paid employee of the Company, also is a director of the Company, and participates in determining the amount of his compensation. Wendy S. Ball, the spouse of Mr. Ball, also is a director of the Company.


COMPENSATION COMMITTEE REPORT

     The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis provided above with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.


     The members of the Board of Directors are:



     Gary E. Ball

     Wendy S. Ball

     Gary L. Bane

     James Watson





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth, as of September 30, 2009, information regarding the ownership of common stock:

     o    Persons who own more than 5% of our common stock;

     o    Each of our directors and each of our executive officers; and

     o    All directors and executive officers as a group.

Each person will have sole voting and investment power with respect to the shares shown, except as noted.


           NAME  OF                     AMOUNT AND NATURE OF        PERCENTAGE
     BENEFICIAL OWNER(1)               BENEFICIAL OWNERSHIP          OF CLASS
________________________________________________________________________________
Gary E. Ball                                      140,951(2)          12.1%((2))

Wendy S. Ball                                     211,864(3)(4)       18.1%(4)
Gary L. Bane                                       19,653              1.7%
James Watson                                        1,532              0.1%
All directors and executive officers as
a group (4 persons)                               373,990(3)          32.0%

     (1) The business address for such persons is c/o Infrared Systems International, 15 N. Longspur Drive, The Woodlands, TX 77380.
     (2) Does not include 211,864 shares owned by Wendy S. Ball, the spouse of Gary E. Ball, as to which Gary E. Ball disclaims any beneficial ownership.
     (3)  Includes 70,903 shares held in the IRA of Wendy S. Ball.
     (4) Does not include 140,951 shares owned by Gary E. Ball, the spouse of Wendy S. Ball, as to which Wendy S. Ball disclaims any beneficial ownership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We utilize office space and storage provided by Gary E. Ball, for which we pay Mr. Ball $900 per month. We also pay for a leased car for Mr. Ball, $464.84 per month to Ford Credit. Both payments are made pursuant to authorization by the Board of Directors.

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

     The Taiwanese corporation for whom we currently are conducting services also has engaged Mr. Ball to provide personal assistance to it. Mr. Ball's fees for the assistance will be determined when the effort is complete. Until the final resolution of the R&D assistance, Mr. Ball's fees will be deducted from the UIS payment of $112,000 allocated to purchase detectors. The debit of funds for compensating Mr. Ball will have the effect of reducing the number of detectors purchased. For FY 2008 & 2009 a total of $45,421.87 has been billed to the UIS account. The cost to complete is estimated to be between $6,000 and $10,000. Uncertainties may cause the cost to complete to grow beyond the $10,000.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

_________________________________________________________________________
                                     2009                   2008
                              ___________________   _____________________
Audit Fees                       $         13,270    $             27,663
Audit-Related Fees               $              -    $                  -
Tax Fees                         $              -    $                  -
All Other Fees                   $              -    $                  -
                              ___________________   _____________________

                         TOTAL   $         13,270    $             27,663
                              ====================  =====================

AUDIT COMMITTEE

Our auditor has not provided any non-audit services in the past and does not anticipate providing any non-audit services to the Company. In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our auditors to us would be compatible with maintaining the independence of our auditors and whether the independence of our auditors would be compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.


                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (A) FINANCIAL STATEMENTS AND SCHEDULES

          Report of Independent Registered Public Accounting Firm

          Balance Sheets -- September 30, 2009 and 2008

          Statements of Operation -- Years ended September 30, 2009 and 2008

          Statements of Changes in Stockholders' Equity (Deficit) -- Years ended September 30, 2009 and 2008

          Statements of Cash Flows -- Years ended September 30, 2009 and 2008

     (B) EXHIBIT LIST

          3.1.1 Articles of Incorporation. - filed as an exhibit to the Company's Registration Statement on Form SB-2 (33-147367) and incorporated herein by reference.

          3.2. By-laws. - filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on September 2, 2008, and incorporated herein by reference.

          10.1 Infrared Systems International 2009 Stock Option Plan -filed as Exhibit 10.1 to the Company's Current Report on Form
                  8-K filed on September 16, 2009, and incorporated herein by reference.

          31.1    Rule 13a-14(a) Certification

          32.1    Section 906 Certification



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INFRARED SYSTEMS INTERNATIONAL



Date:   December 18, 2009          By:   /s/GARY E. BALL
        _________________                ______________________________________
                                         Gary E. Ball, Chief Executive Officer,
                                         Principal Executive, Financial
                                         and Accounting Officer




In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.


       Signature                     Title                    Date
______________________________________________________________________________

 /s/GARY E. BALL                                            December 18, 2009
 ___________________
 Gary E. Ball         Chief Executive Officer, President,
                      Chief Financial Officer (Principal
                      Financial Officer and Principal
                      Accounting Officer) and Director
 /s/WENDY S. BALL
 ___________________
 Wendy S. Ball        Director                              December 18, 2009

 /s/ GARY L. BANE
 ___________________
 Gary L. Bane         Director                              December 18  2009

 /s/ JAMES WATSON
 ___________________
 James Watson         Director                              December 18  2009