Form 10-Q
period 2009-12-31
Infrared Systems International
filed 2010-02-12
CIK 1418115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   {X} QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT

          For transition period from _______________ to _______________

                         Commission File Number: 0-17953

                         INFRARED SYSTEMS INTERNATIONAL

             (Exact Name of Registrant as Specified in its Charter)

              NEVADA                                   38-3767357
 ________________________________         ____________________________________
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                              15 N. LONGSPUR DRIVE
                             THE WOODLANDS, TX 77380

                    (Address of Principal Executive Offices)

                                 (310) 213-2143
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} NO { }

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES { } NO { }

  Large Accelerated filer { }            Accelerated filer { }

  Non-accelerated filer { }              Smaller reporting company {X}

There are 1,167,279 shares of common stock issued and outstanding as of February 8, 2010.

         INFRARED SYSTEMS INTERNATIONAL - QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ____
                                         PART I
Item 1.  Financial Information (unaudited)                                  3
     Balance Sheet                                                          4
     Statements of Operations                                               5
     Statements of Cash Flows                                               6
     Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis or Plan of Operations        10

Item 3.  Quantitative and Qualitative Discussions                          13

Item 4.  Controls and Procedures                                           13

                                        PART II
Item 1.  Legal Proceedings                                                 14

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Securities Holders             14

Item 5.  Other Information                                                 14

Item 6.  Exhibits                                                          14

Signatures                                                                 14

                          PART I FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS



                         INFRARED SYSTEMS INTERNATIONAL
                           DECEMBER 31, 2009 CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)

                                TABLE OF CONTENTS


                                                                      PAGE
                                                                      ____
Condensed Balance Sheets,
      December 31, 2009 (unaudited) and
      September30, 2009                                                  4

Condensed Statements of Operations,
      for the three months ended December 31, 2009
      and 2008 (unaudited)                                               5

Condensed  Statements of Cash Flows,
      for the three months ended December 31, 2009
      and 2008 (unaudited)                                               6

Notes to the Condensed Financial Statements (Unaudited)                  7



                         INFRARED SYSTEMS INTERNATIONAL
                            CONDENSED BALANCE SHEETS
                    DECEMBER 31, 2009 AND SEPTEMBER 30, 2009


                                     ASSETS

                                                                             December 31,
                                                                                 2009         September 30,
                                                                              (unaudited)          2009
                                                                           _________________ ___________________
CURRENT ASSETS:
Cash                                                                       $            388               1,015
Accounts receivable                                                                  16,800              30,400
Prepaid expenses                                                                      1,774               8,174
                                                                           _________________ ___________________
Total Current Assets                                                                 18,962              39,589

PROPERTY AND EQUIPMENT, net                                                           6,407               6,802

DEFINITE-LIFE INTANGIBLE ASSETS                                                      34,970              33,970
                                                                           _________________ ___________________

TOTAL ASSETS                                                               $         60,339              80,361
                                                                           ================= ===================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                           $         34,590              25,425
Customer deposits                                                                    53,568              66,168
                                                                           _________________ ___________________
Total Current Liabilities                                                            88,158              91,593

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no
shares issued and outstanding                                                        -                   -
Common stock, $0.001 par value, 50,000,000 shares authorized,
1,167,279 shares issued.                                                              1,167               1,167
Capital in excess of par value                                                    1,003,452           1,003,452
Retained earnings (Deficit)                                                      (1,032,438)         (1,015,851)
                                                                           _________________ ___________________
Total Stockholders' (Deficit)                                                       (27,819)            (11,232)
                                                                           _________________ ___________________

TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT)                             $         60,339              80,361
                                                                           ================= ===================





                             See accompanying notes.



                         INFRARED SYSTEMS INTERNATIONAL
                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                                              (UNAUDITED)

                                                                        2009                2008
                                                                   _________________ ___________________
REVENUES:
Royalty                                                            $        16,800   $           20,800

OPERATING EXPENSES:
Professional fees                                                           21,280               22,471
Transfer agent fees                                                              -               10,370
Management fees                                                              1,895                9,724
Travel, meals, and entertainment                                             2,926                3,770
Research and development                                                       229                1,079
Other general and administrative                                             6,200                2,539
                                                                   _________________ ___________________
Total Operating Expenses                                                    32,530               49,953
                                                                   _________________ ___________________

LOSS FROM OPERATIONS                                                      (15,730)             (29,153)

OTHER INCOME (EXPENSE):
Interest expense                                                             (857)                (596)

LOSS BEFORE INCOME TAX PROVISION                                          (16,587)             (29,749)

PROVISION FOR INCOME TAXES                                                       -                    -
                                                                   _________________ ___________________

NET LOSS                                                           $      (16,587)   $         (29,749)
                                                                   ================  ===================

BASIC AND DILUTED LOSS PER SHARE                                   $        (0.01)   $           (0.01)
                                                                   ================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING                                      1,167,279            5,527,234
                                                                   ================  ===================



                             See accompanying notes.



                         INFRARED SYSTEMS INTERNATIONAL
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                   (UNAUDITED)

                                                                              2009                2008
                                                                        __________________  ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $        (16,587)   $       (29,749)
Adjustments to reconcile net loss to net cash by operating activties:
Depreciation                                                                          395                139
Net (increase) decrease in operating assets:
Accounts receivable                                                                13,600            (7,200)
Prepaid expenses                                                                    6,400            (3,500)
Net increase (decrease) in operating liabilities:
Accounts payable                                                                    9,165             14,446
Customer deposits                                                                (12,600)            (9,000)
Deferred income tax liability                                                                              -
                                                                        __________________  ________________
Net Cash Provided (Used) by Operating Activities                                      373           (34,864)
                                                                        __________________  ________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets                                      (1,000)            (6,000)
                                                                        __________________  ________________
Net Cash Provided (Used) by Investing Activities                                  (1,000)            (6,000)
                                                                        __________________  ________________

CASH FLOWS FROM FINANCING ACTIVITIES                                                    -                 --
Net Cash Provided by Financing Activities                                               -                 --
                                                                        __________________  ________________

NET INCREASE (DECREASE) IN CASH                                                     (627)           (40,864)

CASH AT BEGINNING OF PERIOD                                                         1,015             93,327
                                                                        __________________  ________________

CASH AT END OF PERIOD                                                   $             388   $         52,463
                                                                        ==================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                $             857   $            596
Income taxes                                                            $               -   $              -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In December 2008, the Company cancelled 4,832,721 common stock shares
previously owned by Parent                                              $               -   $          4,833



                             See accompanying notes.

                         INFRARED SYSTEMS INTERNATIONAL
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had a retained deficit of $1,032,438 and current liabilities in excess of current assets by $69,196. During the three months ended December 31, 2009, the Company incurred a net loss of $16,587 and only cash flows from operations of $373. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations. In this regard, Company management is proposing to develop additional applications for the Company's technology, specifically in security system surveillance. Management estimates 6 to 12 months before the Company will start realizing revenues from security system surveillance applications. Should the Company's financial resources prove inadequate to meet the Company's needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common stock. There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended December 31, 2009, the Company paid or accrued management fees of $1,895 to its officer.

Office Space - During the three months ended December 31, 2009 and 2008, the Company paid or accrued $2,700 and $1,200 in rent to its officer.


NOTE 4 - PROPERTY AND EQUIPMENT


                                                Estimated Useful Lives              December 31, 2009
                                          ___________________________________  ____________________________
Optical equipment                                      5 years                 $                    39,386
Office equipment                                     3 - 10 years                                    8,231
                                                                               ____________________________
                                                                                                    47,617
Less accumulated depreciation                                                                     (41,210)
                                                                               ____________________________
Net property and equipment                                                     $                     6,407
                                                                               ____________________________



Depreciation expense for the three months ended December 31, 2009 and 2008 was $395 and $139, respectively.

                         INFRARED SYSTEMS INTERNATIONAL
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS


                                                 Estimated Useful Life             December 31, 2009
                                             ______________________________   _____________________________
Pending patent application                           Not Applicable           $                     34,970
                                                                              _____________________________
                                                                                                    34,970
Less accumulated amortization
                                                                              _____________________________
Net definite-life intangible assets                                           $                     34,970
                                                                              _____________________________



The Company's definite-life intangible assets consist only of a pending patent application. Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, the related costs will be expensed immediately.


NOTE 6 - CUSTOMER DEPOSITS

At December 31, 2009, the Company had received net cash deposits of $53,568 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company's export license. Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as a current liability as of December 31, 2009 because the earnings process was incomplete. The project has required additional research and testing and the funds paid to the Company have been used to pay those costs. The Company plans to negotiate a new agreement with the customer after the research and testing are complete.

NOTE 7 - CONCENTRATIONS

At December 31, 2009, 100% of the Company's accounts receivable was due from a single licensee. During the three months ended December 31, 2009 and 2008, 100% of the Company's royalty revenues were generated through a single licensee.


NOTE 8 - INCOME TAXES

At December 31, 2009, the Company has federal net operating loss carryovers of $198,403 available to offset future taxable income and expiring as follows:
$2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $38,545 in 2029, and $17,247
in 2030. The Company also has a federal contribution carryover of $150 that expires in 2014. At December 31, 2009, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets. The income tax provision consists of the following components for the three months ended December 31, 2009 and 2008:

                         INFRARED SYSTEMS INTERNATIONAL
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                                                                                  2009           2008
                                                                               ___________   ______________
Current income tax expense (benefit)                                           $        -    $           -
Deferred income tax expense (benefit)                                                   -
                                                                               ___________   ______________
Net income tax expense (benefit) charged to operations                         $        -    $           -
                                                                               ___________   ______________



The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the three months ended December 31, 2009 and 2008:


                                                                           2009                2008
                                                                    ___________________  __________________
Loss before income tax provision                                    $         (16,587)   $        (29,749)
Expected federal income tax rate                                                 15.0%               15.0%
                                                                    ___________________  __________________
Expected income tax expense (benefit) at statutory rate             $          (2,488)   $         (4,462)
Tax effect of:
Meals and entertainment                                                             46                  86
Change in valuation allowance                                                    2,442               4,376
                                                                    ___________________  __________________
Net income tax expense (benefit)                                    $                -   $               -
                                                                    ___________________  __________________



The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:


                                                   December 31, 2009
                                                 ---------------------
Deferred tax assets:
Organization costs                               $                 75
Accrued management fees                                            23
Net operating loss carryovers                                  29,760
                                                 ---------------------
Total deferred tax assets                        $             29,858
                                                 ---------------------

Deferred tax liabilities:
Book basis of patent application                 $            (5,246)
Tax depreciation in excess of book                              (519)
                                                 ---------------------
Total deferred tax liabilities                   $            (5,765)
                                                 ---------------------

Total deferred tax assets                        $             29,858
Total deferred tax liabilities                                (5,765)
Valuation allowance                                          (24,093)
                                                 ---------------------
Net deferred tax asset (liability)               $                  -
                                                 ---------------------

These amounts have been presented in the financial statements as follows:

                                                   December 31, 2009
                                                 ---------------------
Current deferred tax asset (liability)           $                  -
Non-current deferred tax asset (liability)                          -
                                                 ---------------------
                                                 $                  -
                                                 ---------------------

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to December 31, 2009 through February 11, 2010, which is the date that the December 31, 2009 financial statements were issued and determined there are no events to disclosed. Previously, the Company evaluated events subsequent to December 31, 2008 through February 4, 2009, which is the date that the December 31, 2008 financial statements were issued.

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

The following discussion and analysis should be read in conjunction with the company's financial statements and related footnotes for the year ended September 30, 2009. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

We were formed on April 11, 2006 to pursue the development of a proprietary infrared security system. Prior to December 22, 2008, we had been a wholly-owned subsidiary of China Sxan Biotech, Inc. (CSBI). All of our common stock was distributed to the holders of record of CSBI common stock on December 22, 2008. With the completion of the distribution, ISI management has been able to concentrate on the primary business of the corporation.

ENHANCED VISION SYSTEM

We previously were engaged in the development of an infrared imaging camera system for commercial aircraft to allow civilian pilots to land their aircraft under conditions of low or reduced visibility. The infrared camera system is especially designed to enhance the performance of the imager by proprietary techniques of selective wavelength enhancement. An exclusive license for this system was granted to Kollsman Instruments in 1997. The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies. Royalty payments are required for each EVS system sold utilizing a licensed product, based upon the number of units sold. Pursuant to the license agreement, the royalty is $800 per unit for units 201 through 2,000 (the first 20 units were prepaid and no payment was required for units 21 through 200), $1,400 per unit for units 2,001 through 5,000, $3,800 per unit for units 5,001 through 10,000, and $200 per unit thereafter. Through December 31, 2009, a total of 659 units have been sold. The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months.

We recognize our royalty revenues as Kollsman sells EVS units that include our technology. At that time, in accordance with the license agreement, the royalty fee has been earned by us, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

INFRARED SECURITY SYSTEM

On January 17, 2010, the US Patent Office accepted our response to their eighth rejection since late 2008. We are awaiting the next action from the US Patent Office, guardedly optimistic. Last year our legal fees were approximately $27,000, a number that exceeded our total patent expense for the last five years which includes our application, preparation costs, and filing fee.

When you file a patent there is always the uncertainty in the out come. As ISI progressed through the review cycle we have gained confidence in the merits of our submittal based in large part on the weakness of the Government's responses. Our confident continues to rise, our expenses continue to mount, and our understanding of the potential value of ISS remains unresolved.

UIS MEDICAL ACTIVITY

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

In December 2009 two electronic detector modules were exported to UIS under the DOC export license. These units have been successfully integrated into the SPECTRUM 9000 System. This event signifies the completion of the R&D work by ISI for the UIS project. A cost to complete offer has been prepared and submitted to UIS containing the terms and conditions required to complete the export delivery of the 38 unit balance authorized under the DOC License. UIS has accepted our offer. We would like to complete the project by July 2010.

OVERVIEW OF OPERATIONS

The spin-off was a lengthy and resource-consuming enterprise. The corporate reserves have been seriously depleted, as we wait for our long expected EVS sales to start to increase with new customers. The serious crash of the world's financial markets and credit institutions are of a major concern to us. Our existing EVS market was unaffected so far as the large backlog seems to be a stabilizing force. From the last quarter (September 2009) our sales declined ~50%. We believe the change over to the new G-650 and G-250 caused this decline in sales. We expect a gradual recovery for the balance of 2010, with full recovery by 2011. The emerging EVS markets have been affected, other aircraft OEM's are delaying their introduction of EVS. The small low end Biz jet market has been undercut by a surplus of aircraft as operators cut back, sell-off and cancelled orders. Likewise we see the Physical Security Market will suffer as corporations review their budgets looking for areas to reduce or eliminate costs. Our Patent application remains an unexpected drain on our balance sheet. We have eliminated all discretionary spending for 2010 as we assess the impact on our sales.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our anticipated monthly expenses of approximately $5,000 to $6,000 per month, we do not have sufficient capital resources to implement our business plan over the coming year. The EVI royalties are expected to generate revenues of at least $80,000 to $100,000 during the next twelve months. Our SEC compliance costs are ~ $60,000 per year. Our only source of revenues is from royalties from the EVS licensee, Kollsman.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2008

REVENUES

The first Quarter of fiscal year 2009 (4th quarter CY 2008) the Company showed a decrease in royalty income to $16,800 as compared to $20,800 in the like quarter of last year. A total of 21 EVS II units were sold by Kollsman during the three months ended December 31, 2008 as compared to 26 units in the three months ended December 31, 2007. The decrease in sales reflected the conversion by Gulfstream to their new G-650 & G-250. The Company expects its royalties will stabilize in 2010 leading to greater sales in 2011 as the G-250 moves into full production. Industry analysts are optimistic over the G-250 potential. The G-250 is build in Israel and features many lightweight composite materials. The G-250 represents a mid-size business jet, a new and larger base market for Gulfstream.

OPERATING EXPENSES

In the first Quarter of fiscal year 2010 the Company's Operating Expenses decreased to $32,530 from $49,953 for same quarter last year. This decrease of $17,423 was the result of three major factors. The transfer agent had a non-recurring cost of issuing the IFRS stock certificates of $10,370 in 2009 that was $0 in 2010. The G&A increased from $2,539 to $6,200. And the management fees decreased from $9,724 to $1,895 reflecting the completion of the spin off activities.

OTHER INCOME AND EXPENSE

Interest expense increased from $596 in 2009 to $ 857in first quarter of 2010.

NET PROFIT (LOSS) BEFORE PROVISIONS FOR INCOME TAXES

The Net loss for the first Quarter of 2010 was $16,587 compared to $29,749 in the like first Quarter of Fiscal 2009. The lower loss ($13,162) was the result of the completion of the spin-off in 2009. Our operating expenses have been held in check and will continue to be held down in 2010. Uncertainty over the EVS royalty revenue from erratic sales is the major concern. The management of the company continues to investigate corporate alternatives to offset lacking sales.

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

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

     (b) Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the first quarter of the year covered by this quarterly report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


DATE:  FEBRUARY 12 , 2010     INFRARED SYSTEMS INTERNATIONAL
                                       (REGISTRANT)

                              BY:    /s/ GARY E. BALL
                                    ____________________________________________
                                    GARY E. BALL, PRESIDENT, PRINCIPAL FINANCIAL
                                    OFFICER AND DIRECTOR