Form 10-K/A
period 2009-12-31
Infrared Systems International
filed 2010-04-12
CIK 1418115

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K/A

(Amendment 1)

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
Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes                           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer  ☐                                                                  Accelerated filer  ☐
Non-accelerated filer   ☐                                                                                                                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No  ☑

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
1,167,279 shares of Common Stock as of November 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:      None

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Registrant’s Annual Report on Form 10-K filed by the Registrant on December 18, 2009, and is being filed solely to replace in its entirety the information required by Item 9A.  This Amendment includes new principal executive officer and principal financial officer certifications as required by Rule 12b-15 under the Exchange Act.  This Amendment does not amend or alter any other information set forth in Registrant’s Annual Report on Form 10-K filed on December 18, 2009.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company maintains disclosure controls and procedures.

As required by Rule 13a-15(f), our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, Mr. Gary E. Ball, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009, the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete because we failed to provide all disclosures in our Annual Report required by Item 308T of Regulation S-K.

The Company has remedied this failure by amending our Annual Report to include all disclosures required by Item 308T.  Since the ineffectiveness related solely to our failure to provide all required information regarding our assessment, management otherwise believes that the financial information set forth in the financial statements was reliable and obtained on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  With the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Items 307 and 308T of Regulation S-K.

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

Based on its evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, due to a material weakness, our internal controls over financial reporting were ineffective, since all disclosures required by Item 308T were not included in our Annual Report for the fiscal year ended September 30, 2009.  The Company has revised its procedure for the review of filings with the SEC to remedy this deficiency.  Management also has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources.  The Company is considering changes to its procedures to offset the lack of segregation of duties.  The Company is not aware of any other deficiencies in its system of internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRARED SYSTEMS INTERNATIONAL

By   /S/ Gary E. Ball
     ___________________________________________________
     Gary E. Ball, President, Chief Executive Officer,
     Principal Financial Officer and Principal Accounting Officer

Dated:  April 12, 2010