Form 10-Q
period 2010-03-31
Infrared Systems International
filed 2010-05-17
CIK 1418115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-17953

Infrared Systems International
(Exact Name of Registrant as Specified in its Charter)

Nevada	38-3767357
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4550 NW Newberry Hill Road, Suite 202, Silverdale WA	98383
(Address of Principal Executive Offices)	(zip code)

(360) 473-1160
(Issuer's telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES {  } NO {X}

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 14, 2010, there were 17,724,496 shares of common stock outstanding.

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL
CONDENSED BALANCE SHEETS
ASSETS

	March 31, 2010	September 30, 2009
CURRENT ASSETS:
Cash	$198	$1,015
Accounts receivable	14,400	30,400
Prepaid expenses	1,774	8,174
Total Current Assets	16,372	39,589

PROPERTY AND EQUIPMENT, net	6,012	6,802

DEFINITE-LIFE INTANGIBLE ASSETS	34,970	33,970

TOTAL ASSETS	$57,354	$80,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$54,264	$25,425
Customer deposits	52,368	66,168
Shareholder loans	1,807	-
Total Current Liabilities	108,439	91,593

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 1,167,279 shares issued and outstanding	1,167	1,167
Capital in excess of par value	1,003,452	1,003,452
Retained earnings (deficit)	(1,055,704)	(1,015,851)
Total Stockholders’ Equity	(51,085)	(11,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,354	$80,361

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
REVENUES:
Royalty	$14,400	$29,600	$31,200	$50,400

OPERATING EXPENSES:
Professional fees	25,520	13,007	46,800	35,478
Travel, meals, and entertainment	2,042	6,587	4,968	10,357
Management fees	2,197	5,597	4,092	15,321
Research and development	366	691	595	1,770
Other general and administrative	6,569	4,417	12,769	17,326
Total Operating Expenses	36,694	30,299	69,224	80,252

LOSS FROM OPERATIONS	(22,294)	(699)	(38,024)	(29,852)

OTHER INCOME (EXPENSE):
Interest expense	(972)	(657)	(1,829)	(1,253)

LOSS BEFORE INCOME TAX PROVISION	(23,266)	(1,356)	(39,853)	(31,105)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(23,266)	$(1,356)	$(39,853)	$(31,105)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,167,279	1,167,279	1,167,279	3,371,212

See accompanying notes

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,853)	$(31,105)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	790	279
Net (increase) decrease in operating assets:
Accounts receivable	16,000	(12,800)
Prepaid expenses	6,400	-
Net increase (decrease) in operating liabilities:
Accounts payable	28,839	(848)
Customer deposits	(13,800)	(13,661)
Net Cash Provided (Used) by Operating Activities	(1,624)	(58,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	(1,000)	(8,000)
Net Cash Provided (Used) by Investing Activities	(1,000)	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	1,807	-
Net Cash Provided by Financing Activities	1,807	-

NET INCREASE (DECREASE) IN CASH	(817)	(66,135)

CASH AT BEGINNING OF PERIOD	1,015	93,327

CASH AT END OF PERIOD	$198	$27,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,829	$1,253
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In December 2008, the Company cancelled 4,832,721 common stock shares previously owned by CSBI	$-	$4,833

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2010, the Company had a retained deficit of $1,055,704 and current liabilities in excess of current assets by $92,067.  During the six months ended March 31, 2010, the Company incurred a net loss of $39,853 and negative cash flows from operations of $1,624.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is proposing to develop additional applications for the Company’s technology, specifically in security system surveillance.  Management estimates 24 months before the Company will start realizing revenues from security system surveillance applications.  Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the six months ended March 31, 2010, the Company’s officer loaned $1,807 to the Company.  The loans bear no interest and are due on demand.

Management Compensation - During the six months ended March 31, 2010 and 2009, respectively, the Company paid or accrued management fees of $4,092 and $15,321 to its officer.

Office Space - During the six months ended March 31, 2010 and 2009, respectively, the Company paid or accrued $5,400 and $2,400 in rent to its officer.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	March 31, 2010
Optical equipment	5 years	$39,386
Office equipment	3 – 10 years	8,231
		47,617
Less accumulated depreciation		(41,605)
Net property and equipment		$6,012

Depreciation expense for the six months ended March 31, 2010 and 2009 was $790 and $279, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Life	March 31, 2010
Pending patent application	Not Applicable	$34,970
		34,970
Less accumulated amortization		-
Net definite-life intangible assets		$34,970

The Company's definite-life intangible assets consist only of attorney fees for a pending patent application.

NOTE 6 - CUSTOMER DEPOSITS

At March 31, 2010, the Company had received net cash deposits of $52,368 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company’s export license.  Although the terms of the arrangement provide that the deposits are not refundable, the Company has recorded them as a current liability as of March 31, 2010 because the earnings process was incomplete.  The project has required additional research and testing and the funds paid to the Company have been used to pay those costs.  The Company has signed a Cost-to-complete agreement with the customer on March 23, 2010.  Under terms of the agreement UIS will provide an additional $52,193.76 and the Company will purchase 38 detectors ($76,000) for export.  The execution of this agreement will be in three phase beginning April 15, 2010 and completed on or before July 30, 2010.  This will complete the Company’s obligation to UIS.

NOTE 7 - CONCENTRATIONS

At March 31, 2010, 100% of the Company's accounts receivable was due from a single licensee.  During the six months ended March 31, 2010 and 2009, 100% of the Company's royalty revenues were generated through a single licensee.

NOTE 8 – NOTE 8 - INCOME TAXES

At March 31, 2010, the Company has federal net operating loss carryovers of $221,469 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $38,545 in 2029, and $40,313 in 2030.  The Company also has a federal contribution carryover of $150 that expires in 2014.  At March 31, 2010, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.  The income tax provision consists of the following components for the six months ended March 31, 2010 and 2009:

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 8 – NOTE 8 - INCOME TAXES (continued)
	2010	2009
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) charged to operations	$-	$-

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the six months ended March 31, 2010 and 2009:

	2010	2009
Loss before income tax provision	$(39,853)	$(31,105)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(5,978)	$(4,666)
Tax effect of:
Meals and entertainment	70	197
Change in valuation allowance	5,908	4,469
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

March 31, 2010
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

March 31, 2010
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

In April 2010, the Company’s former CEO and current president of a subsidiary of the company loaned an additional $900 to a subsidiary of the Company.

In April 2010, the Company sold 11,557,217 newly-issued common stock shares to Take Flight Equities, Inc. for $30,000 cash and a $170,000 no-interest, 14-month promissory note.  In connection with the stock sale, the Company transferred all of its assets and liabilities, including the assets acquired in the stock sale, to Infrared Applications Inc. (“IAI”), a newly-formed wholly-owned subsidiary of the Company.  In accordance with the stock sale, either the stock of IAI or the net assets of IAI will be distributed within 15 months to the Company’s shareholders of record as of March 23, 2010.  This transaction resulted in a change in control of the Company.

In April 2010, following the transaction with Take Flight Equities, Inc., a change of control occurred whereby Gary Ball was replaced as President, CEO, and Chairman of Infrared Systems International by William Wright. Gary Ball subsequently resigned his directorship.  Tracy Bushnell was appointed to the board of directors and the remaining previous directors and officers subsequently resigned.

In April 2010, the Company closed on the acquisition of a 100% interest in the stock of Focus Systems, Inc. (“Focus”), making Focus a wholly-owned subsidiary of the Company.  The Closing was pursuant to the terms outlined under an Acquisition Agreement of even date (the “Acquisition Agreement”).  Pursuant to the Acquisition Agreement, the Company acquired 100% of the outstanding stock of Focus from ProPalms for 3,000,000 newly-issued common stock shares plus 750,000 shares of new Series A preferred stock.  Series A preferred stock are to be non-voting and convertible into common stock at a 20% discount provided that such conversion would not give the shareholder more than 10% of the Company’s outstanding common stock.  In addition, based on the terms of the Acquisition Agreement, Propalms has committed to investing $250,000 into the Company within 120 days.  In the event that the investment is not made within one year, ProPalms will return two preferred shares to the Company for every dollar not invested.  ProPalms was also granted the option to purchase an additional 250,000 shares of Series A preferred stock for up to two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management discussions contain certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "will," "plan," "should," "seek," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current view of management regarding future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual actions or results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The following discussion and analysis should be read in conjunction with the company's consolidated financial statements and related footnotes for the year ended September 30, 2009. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

We were formed on April 11, 2006 to pursue the development of a proprietary infrared security system. Prior to December 22, 2008, we had been a wholly-owned subsidiary of China Sxan Biotech, Inc. (CSBI).  All of our common stock was distributed to the holders of record of CSBI common stock on December 22, 2008.  In April 2010 the Company transferred all of its assets and liabilities to a wholly owned subsidiary, Infrared Applications Inc.  On April 14, 2010 the Company sold a majority interest in the Company to Take Flight Equities, Inc.  On April 19, 2010 the Company completed the acquisition of 100% of the outstanding stock of  Focus Systems, Inc. from Propalms Inc.

The future of Infrared Application Inc. (IAI) is tied to the success of two ventures.  They are the long-term EVS activity and our latest Infrared Security System (ISS) project.   The current economic slump has caused our EVS royalties to be reduced by ~ 40% and new customers have been delayed until 2011 or later.  Similarly, the ISS project has been slowed, and the lack of venture capital has caused us to postpone any activity until adequate funds are raised or the climate for self-funding has improved. In our last quarterly report we indicated we would be looking at different concepts to address our growing cash problems.  The Board of Directors asked management to investigate the potential for a merger.  On February 2, 2010 an 8K was filed announcing that ISI has entered into a non-binding Letter-Of-Intent to merge with Propalms Inc.  This LOI has progressed to the point of an acquisition of Propalms Inc.’s wholly owned subsidiary Focus Systems, Inc. and  was finalized on April 19, 2010.

Under the terms of the merger Sales Agreement ISI will continue to operate for up to 15 months as a wholly owned subsidiary of the new corporation under a Texas Corporation, Infrared Applications Inc. (IAI). This 15 month time period will be use to transition the former company and its’ business units into a form best suited for the particular cultural and business needs of the units.  Under considerations are selling off of equities with cash distribution to shareholders of record (March 23, 2010), the privatizing of certain assets, or reforming a public company for certain units.  The diverse nature of our business units, Royalty contract, USA Patent (pending) security system, and our export medical product business, will like result in tailored divestments fitted for each of the business units.

Enhanced Vision System

Our revenue primarily comes from royalties derived through licensing our technology to a single customer, Kollsman.  The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data or patents for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies.  Royalty payments are required for each Enhanced Vision System (EVS) unit sold utilizing a licensed product, based upon the number of units sold.  Pursuant to the license agreement, the royalty currently is $800 per unit.  We recognize our royalty revenues when Kollsman sells aircraft systems.  In accordance with the license agreement, the royalty fee has been earned by us.  The collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

Infrared Security System

On April 3, 2010 we filed our eighth office action response to the US Patent Office.  The US Patent Office examiner had accepted our response in a telecom call in early February, but asked for us to provide a written declaration.  We have made significant progress toward obtaining a patent for ISS.  We modified our patent submittal in accordance with clarifications of our claims suggested by the examiner.  In spite of the slow movement of the patent we still feel we are on the right path.  With the slow down in the economy making venture capital virtually impossible to obtain, the slow down has not impacted our future plans in any significant way.

Assuming we will be granted a patent for ISS in the future, we have looked into several different approaches on how to best go to market.  We have previously looked into an IPO to launch a creditable market entry. We also are looking at other directions for ISS of a more modest nature, licensing for specific applications.  Until the patent is issued we are limited on how deeply we can explore different opportunities. Our field test unit has completed a marketing demonstration video that illustrates the ISS concept and its utility value.  This video presentation is proprietary and can not be used in the public domain until we obtain intellectual property protection through the issued patent.  Once we select the best direction for ISS in the future, the form of the divestment of ISS from IAI will become clear and we will initiate the appropriate actions.

UIS Medical Activity

In the past our role with UIS has been limited to the securing of an US Department of Commerce export license and performing a series of tasks to execute the export in compliance with US Government ITAR.  We expect to take on a greater role with UIS in the future. This proposed change in our role was caused by the phasing out of the previous third party infrared detector that we used for the export license.  The new replacement detector requires that ISI perform certain development tasks to permit the export of the new detector to UIS.  We have secured the necessary export license, and our efforts will be necessary to be in compliance with new requirements.  We have negotiated a cost-to-complete on our current contract with UIS.

IAI owns particular intellectual property that has allowed IAI to apply for and receive an export license for restricted ITAR technology.  IAI will investigate the market potential for using this intellectual property in the future.  During the 15 month period a determination will be reached for divesting this business unit.

Overview of Operations

The serious crash of the world’s financial markets and credit institutions are of a major concern to us.  Our existing EVS markets were initially unaffected but as the recession has deepened our sale have declined by approximately 40%.  We believe the earliest for a recovery will come from Gulfstream’s G-250 sales beginning in 2011.  The G-250 has been acclaimed by industry experts as a superior aircraft.  Whether this will translate into sales, and the world market will generate the new customers is yet to be determined.  The management of ISI/IAI is concerned that for a multitude of reasons Kollsman could without notice or recourse cease EVS sales operations.  These threats come from within and outside of the Elbit Corporation.  The external threats are from competing technologies, from like technology improvements, and from regulatory issues.  Internal threats recognize commercial aviation is not a core business of Elbit, a very large Aerospace company.  Thus the scrutiny on what is best for the parent corporation is a recurring topic.  Elbit has sent out mixed signals, expressing a desire to expand the corporation on one hand, to a desire to divest their commercial aviation on the other.

Liquidity and Capital Resources

ISI’s merger was completed on April 14, 2010.  The business of ISI will continue to operate as a wholly owned subsidiary (IAI) of the parent company (ISI) for up to 15 months.  During this time period we will be bolstered by $200,000 in capital revenue, $30,000 received April 14, 2010, and $14,167 per month for 12 months beginning July 14, 2010.  We anticipate our accounting costs will reduce from $60,000 annually to approximately $25,000.  We will incur additional costs associated with the divestment of IAI in the future.  The UIS Agreement will be completed by July 2010, with an incurred loss to IAI of approximately <$23,806>.  With the infusion of cash and a reduction in accounting costs we are now in a position to wait out the expected recovery of EVS sales and to modestly investigate the ISS potential once the patent has been granted.

The subsidiary organization is for a maximum of 15 months.  It is a transition period that will allow the uncertainty of the future to become better understood.  It will allow us to select the best organization(s) for the subsidiary.  Once EVS sales have recovered we will investigate the potential for selling the EVS Agreement.   We define best as what would be best for the shareholders.  Under terms of the Sales Agreement future benefits accrued by the subsidiary will be distributed to the IFRS shareholders of record on March 23, 2010.

Results of Operations for the Three and Six Months Ended March 31, 2009 compared with the Three Months and Six Months Ended March 31, 2008.

Revenues

The revenues for the three months ending March 31, 2010 were $14,400 as compared to $29,600 in the quarter ending March 31, 2009.  Revenues were $31,200 for the six months ended March 31, 2010, as compared to $50,400 for the six months ended March 31, 2009.  A total of 18 EVS units were sold by Kollsman during the three months ended March 31, 2010 as compared to 37 units in the three months ended March 31, 2009, while a total of 29 EVS units were sold by Kollsman during the six months ended March 31, 2010 as compared to 63 units in the six months ended March 31, 2009.   The decrease in sales reflects the slow down in the economy, civil aviation being particularly hard hit.  The Company expects its royalties will remain flat for the balance of 2010 and not show any increase until mid-2011.

Operating Expenses

Operating expenses for the three months ending March 21, 2010 were $36,694 as compared to $30,299 for the quarter ending March 31, 2009.  The increase of $6,395, (21.1%) was caused by an increase in professional fees of $12,513 due in part to the initial costs of the now completed reverse merger.  Travel expense & Management fees were reduced, $4,545 & $3,400 respectively as part of the management cost contained plan.  The operating expenses for the six months period ending March 31, 2010 was $69,224 as compared $80,252 in the six months ending March 31, 2009.  The reduction of $11,028 (-13.7%) was attributed to a reduction in travel expenses ($5,389), the finalization and distribution of IFRS stock shares to the shareholders, and general expenses.  The Company with the expectation of reduced revenues in 2010 has implement cost containment and/or reduction where ever possible.  This impacts the new business development for the ISS project the most.

Other Income and Expense

Interest expense for the three months ended March 31, 2010 was $972, as compared to $657 for the three months ended March 31, 2009, and was $1,829 for the six months ended March 31, 2010 as compared to $1,253 for the six months ended March 31, 2009.  The increase in interest expense was due to an increase in credit card debt.

Net Profit (Loss) Before Provision for Income Taxes

The net loss for the three months ended March 31, 2010 was $23,266 as compared to $1,356 for the three months ended March 31, 2009.  The increase in net loss was due to the decreased revenues from EVS sales from 37 units to 18 units.  The net loss for the six months ended March 31, 2010 was $39,853 as compared to a net loss for the six months ended March 31, 2009 of $31,105.  The increase in net loss for the six month period was due primarily to the decrease (63 units to 29 units) in revenues from EVS sales.

Going Concern

We have limited working capital and limited revenues from sales of products or licenses.  During 2010, all of our revenues were generated from a single licensee. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern has caused the Board of Directors to investigate possible mergers or sales of the Company, and to accept a transaction pursuant to which shares of common stock representing control of the company, which was consummated on April 14, 2010.

The Company will continue to investigate merger and acquisition opportunities.  We will look to further diversify our holdings and sources of cash flow.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on its evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources.  The Company is considering changes to its procedures to offset the lack of segregation of duties.  The Company is not aware of any other deficiencies in its system of internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit List

3.1	Articles of Incorporation. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-147367) and incorporated herein by reference.

3.2.	By-laws. - filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2008, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 17, 2010		Infrared Systems International
(Registrant)

		By:	/s/ William M. Wright /s/
William M. Wright, President, Principal Financial Officer and Director