Form 10-Q/A
period 2010-08-18
Infrared Systems International
filed 2010-08-19
CIK 1418115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Non-accelerated filer       ☐                  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 14, 2010, there were 17,724,496 shares of common stock outstanding.

INFRARED SYSTEMS INTERNATIONAL  - QUARTERLY REPORT ON FORM 10-Q

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

Results of Operations for the Three and Six Months Ended March 31, 20 10 compared with the Three Months and Six Months Ended March 31, 200 9 .

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

As required by Rule 13a-15(f), our management, with the participation of the Chief Executive Officer and the Principal Financial Officer, Mr. William M. Wright, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete because we failed to provide all disclosures in our Annual Report required by Item 308T of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit List	Discription

3.1	Articles of Incorporation. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-147367), and incorporated herein by reference.

3.2.	By-laws. - filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2008, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 16, 2010	Infrared Systems International
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director