Form 10-Q
period 2010-06-30
Infrared Systems International
filed 2010-08-23
CIK 1418115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 20, 2010, there were 187,244,960 shares of common stock outstanding.

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

PART I Financial Information
ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL
CONDENSED BALANCE SHEETS
ASSETS	June 30, 2010	September 30, 2009
CURRENT ASSETS:
Cash	$6,385	$1,015
Accounts receivable	5,845	30,400
Prepaid expenses	200	8,174
Investment	232,191	-
Total Current Assets	244,621	39,589

PROPERTY AND EQUIPMENT, net	5,000	6,802

DEFINITE-LIFE INTANGIBLE ASSETS	-	33,970

TOTAL ASSETS	$249,621	$80,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,378	$25,425
Credit Card Payable	4,274	242,871
Customer deposits	-	66,168
Shareholder loans	246,921	-
Other Current Liabilities	59,459	-
Total Current Liabilities	362,032	91,593

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 750,000 shares issued and outstanding	750	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 177,244,960 shares issued and outstanding	177,245	1,167
Additional Paid in Capital	854,968	1,003,452
Retained earnings (deficit)	(1,145,374)	(1,015,851)
Total Stockholders’ Equity	(112,411)	(11,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,621	$80,361

See accompanying notes

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Royalty	$55,590	$33,600	$86,790	$84,000
Service	15,707	-	15,707	-
Total Revenue	71,297	33,600	102,497	84,000

COST OF GOOD SOLD	4,273	-	4,273	-

GROSS PROFIT	67,024	33,600	98,224	84,000

OPERATING EXPENSES:
Professional fees	21,449	9,698	68,249	55,780
Travel, meals, and entertainment	-	5,603	4,968	15,960
Management fees	28,814	2,145	32,906	17,466
Research and development	2,755	826	3,350	2,596
Other general and administrative	99,625	7,089	112,394	13,811
Total Operating Expenses	152,643	25,361	221,867	105,613

INCOME (LOSS) FROM OPERATIONS	(85,620)	8,239	(123,644)	(21,613)

OTHER INCOME (EXPENSE):
Interest expense	(4,050)	(647)	(5,879)	(1,900)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(89,670)	7,592	(129,523)	(23,513)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(89,670)	$7,592	$(129,523)	$(23,513)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.01	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	177,224,960	1,167,279	66,863,513	2,636,568

See accompanying notes

INFRARED SYSTEMS INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,523)	$(23,513)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,802	474
Impairment of intangible assets	33,970	-
Net (increase) decrease in operating assets:
Accounts receivable	24,551	(20,000)
Prepaid expenses	7,974	-
Net increase (decrease) in operating liabilities:
Accounts payable and credit cards payable	(212,644)	3,660
Customer deposits	-	(15,997)
Other current liabilities	59,459	-
Net Cash Provided (Used) by Operating Activities	(214,411)	(55,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment	-	(4,500)
Intangible assets	-	(13,005)
Net Cash Provided (Used) by Investing Activities	-	(17,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital investment	28,344	-
Proceeds from shareholder loans	14,730	-
Net Cash Provided by Financing Activities	43,064	-

NET INCREASE (DECREASE) IN CASH	5,370	(72,881)

CASH AT BEGINNING OF PERIOD	1,015	93,327

CASH AT END OF PERIOD	$6,385	$20,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,879	$1,900
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In December 2008, the Company cancelled 4,832,721 common stock shares previously owned by CSBI	$-	$4,833
Addition to investment and Shareholder loan	$232,191	$-

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2010, the Company had a retained deficit of $1,145,374 and current liabilities in excess of current assets by $112,411.  During the nine months ended June 30, 2010, the Company incurred a net loss of $123,644 and negative cash flows from operations of $71,088.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is focused on the development and expansion of the Company’s technology, including remote desktop and cloud computing, and VoIP telephony, as well as strategic acquisitions in the technology field.   Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the nine months ended June 30, 2010, the Company’s officer, through a company in his control, loaned $246,921 to the Company and its subsidiaries (both prior and subsequent to acquisition).  The loans bear no further interest and are due on demand.

Management Compensation - During the nine months ended June 30, 2010 and 2009, respectively, the Company paid or accrued salary and management fees of $29,118 and $17,466 to its officers.

Office Space - During the nine months ended June 30, 2010 and 2009, respectively, the Company paid or accrued $5,400 and $6,600 in rent to a former officer.

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	June 30, 2010
Optical equipment	5 years	$39,386
Office equipment	3 – 10 years	8,231
		47,617
Less accumulated depreciation		(42,617)
Net property and equipment		$5,000

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $1,012 and $474, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Life	June 30, 2010
Patent application	Not Applicable	$34,970
		34,970
Less net transfer to subsidiary		(34,970)
Net definite-life intangible assets		$0

The Company's definite-life intangible assets consist of attorney fees for a patent application. The patent has been distributed to the Company’s subsidiary, IAI.

NOTE 6 - CONCENTRATIONS

At June 30, 2010, 20% of the Company's accounts receivable was due from a single customer.  During the nine months ended June 30, 2010, 20% of the Company’s service revenue was generated from a single customer and 100% of the Company's royalty revenues was generated from a single licensee in that category, compared to the nine months ended June 30 2009, where 100% of the Company's royalty revenues were generated through a single licensee.

NOTE 7 – INCOME TAXES

At June 30, 2010, the Company has federal net operating loss carryovers of $221,469 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $38,545 in 2029, and $40,313 in 2030.  The Company also has a federal contribution carryover of $150 that expires in 2014.  At June 30, 2010, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.  The income tax provision consists of the following components for the nine months ended June 30, 2010 and 2009:

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)
	2010	2009
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) charged to operations	$-	$-

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the nine months ended June 30, 2010 and 2009:
	2010	2009
Loss before income tax provision	$(129,523)	$(23,513)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(19,428)	$(3,527)
Tax effect of:
Meals and entertainment	70	303
Change in valuation allowance	19,358	3,224
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

June 30, 2010
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

June 30, 2010
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

NOTE 9 - SUBSEQUENT EVENTS

During the months of July and August 2010, the Company’s CEO loaned an additional combined $4,500 to the Company and a subsidiary of the Company.

On July 26, 2010, Gary Ball, former CEO of the Company, claimed a default in the promissory note payable by Take Flight Equities, Inc. to a company subsidiary, Infrared Applications Inc. (IAI). The default could have an impact on the funding available to the subsidiary IAI.

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

The future of Infrared Application Inc. (IAI) is tied to the success of two ventures.  They are the long-term EVS activity and our latest Infrared Security System (ISS) project.   The current economic slump has caused our EVS royalties to be reduced by ~ 40% and new customers have been delayed until 2011 or later.  Similarly, the ISS project has been slowed, and the lack of venture capital has caused us to postpone any activity until adequate funds are raised or the climate for self-funding has improved. In our last quarterly report we indicated we would be looking at different concepts to address our growing cash problems.  The Board of Directors asked management to investigate the potential for a merger.  On February 2, 2010 an 8K was filed announcing that ISI has entered into a non-binding Letter-Of-Intent to merge with Propalms Inc.  The LOI progressed to the point of a change in control of the Company to a company whose President also presided over Propalms Inc.’s wholly owned subsidiary Focus Systems, Inc.  Subsequent to the change in control, an acquisition of Focus Systems, Inc. was finalized by the Company on April 19, 2010.

Under the terms of the merger Sales Agreement ISI will continue to operate for up to 15 months as a wholly owned subsidiary of the new corporation under a Texas Corporation, Infrared Applications Inc. (IAI). This 15 month time period will be use to transition the former company and its’ business units into a form best suited for the particular cultural and business needs of the units.  Under considerations are selling off of equities with cash distribution to shareholders of record (March 23, 2010), the privatizing of certain assets, or reforming a public company for certain units.  The diverse nature of our business units, Royalty contract, USA Patent security system, and our export medical product business, will like result in tailored divestments fitted for each of the business units.

Focus Systems, Inc.

Remote Desktop and Cloud Computing – A remote device runs the client software that implements the chosen protocol(s) and allows the user to access an entire desktop environment that is being projected from a remote server or group of servers. Although the remote device may be a personal computer running an agent, the remote device, some times called a “Thin Client,” does not need to have a large amount of memory or storage. In fact, it may offer no local storage at all. The remote device does not need to be based upon the same hardware architecture or operating system as used by the remote servers. It is quite possible for a small, hand held device based upon an X-scale processor running some embedded operating system to display Linux, Windows, UNIX or even Z/OS applications.

The Company believes that there are inherent benefits of operating in a completely portable desktop office environment. Remote desktop users can access their same computer desktop from the office, at home, a mobile device, or virtually anywhere in the world. Access to central data and shared recourses will increase productivity and reduce cost for businesses.  The remote environment is controlled, managed and updated by the Company from a centralized location, further reducing operating costs for its customers.

VoIP Phone Service - VoIP phone service is a method for taking analog audio signals (similar to the kind you hear when you talk on the phone) and turning them into digital data that can be transmitted over the Internet. This allows VoIP service to replace traditional landline service for business and residential customers.  Since VoIP phone service is digital, companies can run both data and voice over the same network infrastructure greatly reducing costs.  This reduction in cost is experienced in both the initial start up phase, as well as the ongoing maintenance and services fees associated with phone service.  Company management believes that the trend away from traditional phone service to digital VoIP services will continue to grow.

Infrared Systems, Inc.

Enhanced Vision System - Our revenue primarily comes from royalties derived through licensing our technology to a single customer, Kollsman.  The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data or patents for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies.  Royalty payments are required for each Enhanced Vision System (EVS) unit sold utilizing a licensed product, based upon the number of units sold.  Pursuant to the license agreement, the royalty currently is $800 per unit.  We recognize our royalty revenues when Kollsman sells aircraft systems.  In accordance with the license agreement, the royalty fee has been earned by us.  The collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

Infrared Security System - On June 15, 2010, we received notification from the US Patent Office that we were granted a patent for our Infrared Security System (ISS) - US Patent # 7,738,008 B1. We have looked into several different approaches on how to best go to market.  We have previously looked into an IPO to launch a creditable market entry. We also are looking at other directions for ISS of a more modest nature, licensing for specific applications. Our field test unit has completed a marketing demonstration video that illustrates the ISS concept and its utility value.  This video presentation is proprietary and can not be used in the public domain until we obtain intellectual property protection through the issued patent.  Once we select the best direction for ISS in the future, the form of the divestment of ISS from IAI will become clear and we will initiate the appropriate actions.

UIS Medical Activity - In the past our role with UIS has been limited to the securing of an US Department of Commerce export license and performing a series of tasks to execute the export in compliance with US Government ITAR.  We expect to take on a greater role with UIS in the future. This proposed change in our role was caused by the phasing out of the previous third party infrared detector that we used for the export license.  The new replacement detector requires that ISI perform certain development tasks to permit the export of the new detector to UIS.  We have secured the necessary export license, and our efforts will be necessary to be in compliance with new requirements.  We have negotiated a cost-to-complete on our current contract with UIS.

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

As has been the case with the aviation industry, the technology industry, especially as it applies to the small business sector, has slowed drastically during the recession.  New service orders for both remote desktop and VoIP products have been slow since acquisition.  Management is working on increasing exposure for its remote desktop product and is working to expand its VoIP phone service from the small business market into the residential market as well.  Additionally, management is investigating possible acquisitions that would be accretive to the core business and enable the growth of its revenues both locally and abroad.

Liquidity and Capital Resources

Recent national and global economic conditions have been challenging and unprecedented, particularly in the investment, credit and financial markets. Concerns continue about the impact and the effect the Federal government’s stimulus packages, inflation, volatile energy costs, availability and expenses of credit, stock market swings and the ever increasing national unemployment will play a role in our future. Businesses today are at risk due to limited credit, illiquid credit markets, and an increasingly cautious finance community, all of which leads many institutional investors and private investors to reduce and/or cease funding to borrowers. If the current economic and credit market conditions continue in this manner, more businesses will close and consumer’s confidence will wane even further. Our company is experiencing a direct impact of the above mentioned economic conditions because certain private investors, although optimistic of our industry’s long-term outlook and our business model/plan, are not willing at this time to commit funds until they see an upward trend in the national economy. In addition, many individuals across the nation are facing uncertainties with their continued employment, coupled with higher living costs, are curtailing or eliminating their spending habits and refraining from making changes in their operations.

Results of Operations for the Three and Nine Months Ended June 30, 2010 compared with the Three Months and Nine Months Ended March 31, 2009.

Revenues

The revenues for the three months ending June 30, 2010 were $71,297 as compared to $33,600 in the quarter ending June 30, 2009.  Revenues were $102,497 for the nine months ended June 30, 2010, as compared to $84,000 for the nine months ended June 30, 2009.  Service revenue was added for the first  time and comprised of 22% of our revenue for the three months ending June 30, 2010 and 15% of revenue for the nine months ended June 30, 2010, compared to the same three and nine months periods in 2009, where zero service revenue was recorded.  The Company expects its royalties and service revenue will remain relatively flat for the balance of 2010 and begin to show increases in 2011.

Operating Expenses

Operating expenses for the three months ending June 30, 2010 were $152,643 as compared to $25,361 for the quarter ending June 30, 2009.  The increase of $127,282 in professional fees, increase of $26,669 in management fees, and increase of $92,536 in general and administrative fees due in part to the costs of the shifting of our business assets to a subsidiary and the recently completed acquisition.  Research and development fees was increased $1,929 while we completed our recently granted patent.  Travel expenses were reduced to $0 as part of management’s cost contained plan.  The operating expenses for the nine months period ending June 30, 2010 was $221,867 as compared $105,613 in the nine months ending June 31, 2009.  The increase of $116,254 (210%) was attributed to the additional business subsidiaries and their associated expense.  The Company expects operating expenses to remain higher that previously comparable quarters as the Company expands its services.

Other Income and Expense

Interest expense for the three months ended June 30, 2010 was $4050, as compared to $647 for the three months ended June 30, 2009, and was $5,879 for the nine months ended June 30, 2010 as compared to $1,900 for the nine months ended June 30, 2009.  The increase in interest expense was due to an increase in credit card debt and net borrowing.

Net Profit (Loss) Before Provision for Income Taxes

The net loss for the three months ended June 30, 2010 was $89,670 as compared to a net profit of $7,592 for the three months ended June 30, 2009.  The increase in net loss compared to the previous net profit was due to the decreased marginal revenues from EVS sales and the increase in our operating expenses due to the subsidiary changes and additions to the business.  The net loss for the nine months ended June 30, 2010 was $123,644 as compared to a net loss for the nine months ended June 30, 2009 of $21,613.  The increase in net loss for the nine month period was due primarily to the increase in operating expenses.

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licenses.  During 2010, a majority of our revenues were generated from a single licensee and our operating expenses are greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern has caused the Board of Directors to continue investigating merger and acquisition opportunities.  We will look to further diversify our holdings and sources of cash flow.

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

As required by Rule 13a-15(f), our management, with the participation of the Chief Executive Officer and the Principal Financial Officer, Mr. William M. Wright, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Principle Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete because we failed to provide all disclosures in our Annual Report required by Item 308T of Regulation S-K.

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

PART II - OTHER INFORMATION

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

Date:	August 23, 2010		Infrared Systems International
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director