Form 10-K
period 2010-09-30
Infrared Systems International
filed 2011-01-13
CIK 1418115

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended SEPTEMBER 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

INFRARED SYSTEMS INTERNATIONAL

 (Exact name of registrant as specified in its Charter)

NEVADA                                                         38-3767357
 ________________________________                    ___________________
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

4550 NEWBERRY HILL RD STE 202, SILVERDAL, WASHINGTON      98383
__________________________________________                              __________
(Address of Principal Executive Offices)                                                    (Zip Code)

(360) 473-1160

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

Yes [  ] No [ ]

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

Yes [ ] No |X|

The aggregate market value of the approximately 51,400,982 shares of the registrant's Common Stock held by nonaffiliates on September 30, 2010 was approximately $514,000 based on the average bid and asked price of such Common Stock on September 30, 2010. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 187,243,870 shares of Common Stock and 285,618 shares of Series A Preferred Stock as of September 30, 2010.

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

In March 2010, ISI transferred all of the assets and liabilities of ISI into a newly created wholly-owned subsidiary, Infrared Applications, Inc. (IAI).  Since that time, IAI continues to operate the previous business of ISI under this newly created company.

On April 12, 2010, ISI sold a majority interest in its common stock to Take Flight Equities, Inc (TFE). As part of the agreement, a change in control took place and William Wright was appointed CEO of ISI.  Also included in the agreement were provisions for the future distribution of the IAI assets to the ISI shareholders of record on March 23, 2010 within 15 months of the agreement.

On April 19, 2010, ISI purchased 100% of the outstanding common stock of Focus Systems, Inc. (Focus) from ProPalms, Inc.  Focus is held and operated as a wholly-owned subsidiary of ISI.

IAI, and prior to its formation in 2010, its parents, has been engaged in the development of infrared products for commercial applications. Since 2006, IAI has focused its activities on the development of infrared security systems for the automatic detection of intruders. No other material products have been developed by IAI (or prior to its formation its parents) for more than four years, although IAI has various proprietary technology developed by its parent prior to that time.  One June 15, 2010, a patent was issued by the US Patent Office to Infrared Applications Inc. PN: 7,738,008 B1, Ball, “Infrared Security System & Method”.

Focus was formed in August of 2007 as a technology company providing remote desktop – cloud computing – services and Voice over Internet Protocol (VoIP) phone services to small and mid-sized businesses.  For the calendar year 2008, Focus operated a regional Internet Service Provider (ISP) business under a management agreement with a third party.

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

On July 26, 2010, TFE defaulted in its payment obligations under the note and voting control of the stock was subsequently transferred to Gary Ball.

FOCUS SYSTEMS

REMOTE DESKTOP AND CLOUD COMPUTING

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

The Company believes that there are inherent benefits of operating in a completely portable desktop office environment. Remote desktop users can access their same computer desktop from the office, at home, a mobile device, or virtually anywhere in the world. Access to central data and shared recourses will increase productivity and reduce cost for businesses.  The remote environment is controlled, managed and updated by the Company from a centralized location, further reducing operating costs for its customers. Revenues generated from remote desktop services for fiscal year ending September 30, 2010 were $29,163.

VOIP PHONE SERVICE

VoIP phone service is a method for taking analog audio signals (similar to the kind you hear when you talk on the phone) and turning them into digital data that can be transmitted over the Internet. This allows VoIP service to replace traditional landline service for business and residential customers.  Since VoIP phone service is digital, companies can run both data and voice over the same network infrastructure greatly reducing costs.  This reduction in cost is experienced in both the initial start up phase, as well as the ongoing maintenance and services fees associated with phone service.  Company management believes that the trend away from traditional phone service to digital VoIP services will continue to grow.   Revenues generated from VoIP services for the fiscal year ending September 30, 2010 were $31,435.

COMPETITION

The remote desktop and cloud computing environment is still relatively in its infancy.  While the advent of computers saw large uses of thin client applications, the PC age saw companies bringing servers and applications both in-house and distributed to the desktops.  Today, as companies struggle with IT cost and look for ways to reduce overhead and speed up deliver of changing software, they are beginning to look again at outsourcing of their IT and utilize the expanding power of cloud computing.  There are several large service providers servicing the commercial market, such as IBM, Hewlett Packard, VMware, and a number of others. They are betting big on this trend and will capture a large segment of the market related to large business.  However, providers of the service to small business have yet to make a large mark in the market space. Buying decisions with small business remain more local, and with the consolidation of the ISP market over recent years, there are less IT businesses in these communities to roll out and support this type of initiative.

VoIP competition is a bit fiercer when it comes to the residential market. Companies such as Vonage and Magic Jack (heavy marketer in the residential market) have made great inroads into the homes of Americans and those abroad.  However, when it comes to small businesses making decisions, they have been less eager (either due to familiarity or lack of knowledge) to move away from the traditional Telco provider and utilize VoIP.  The trend towards a VoIP solution is inevitable as companies continue to consolidate their IT solutions and take advantage of cost savings initiatives, both for initial capital outlay as well as ongoing monthly cost.  Focus is poised to take advantage of the technology decisions that these small business will make in the coming years, either as a provider of remote desktop solutions, VoIP, or both.

INFRARED APPLICATIONS

ENHANCED VISION SYSTEM

We previously were engaged in the development of an infrared imaging camera system for commercial aircraft to allow civilian pilots to land their aircraft under conditions of low or reduced visibility. The infrared camera system is especially designed to enhance the performance of the imager by proprietary techniques of selective wavelength enhancement. An exclusive license for this system was granted to Kollsman Instruments in 1997. The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies. Royalty payments are required for each EVS system sold utilizing a licensed product, based upon the number of units sold. Pursuant to the license agreement, the royalty is $800 per unit for units 201 through 2,000 (the first 20 units were prepaid and no payment was required for units 21 through 200), $1,400 per unit for units 2,001 through 5,000, $3,800 per unit for units 5,001 through 10,000, and $200 per unit thereafter. Through September 30, 2010, a total of 751 units have been sold. The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months.

The royalties paid by Kollsman were $114,400 in the fiscal year ended September 30, 2009 and were $ 85,600 in fiscal 2010. A total of 143 units were sold during fiscal year 2009, and 107 units in 2010. The decrease from 143 units to 107 units was the result of a decline in commercial aviation market. Gulfstream is bringing two new aircraft into full production in 2011 (G-250 & G650), which will help to booster sales in 2011 and especially 2012.  The licensee, Kollsman, does not provide public information on individual customer sales.

CONTRACTING

IAI, and its parents, has acted as an export agent and service contractor for a Taiwanese corporation from time to time since 2000. That corporation, among other things, has developed and markets a digital infrared medical diagnosis system known as the SPECTRUM9000 System. We currently have been engaged by the corporation to purchase 40 infrared detectors from a U.S. supplier, install them into a camera shell provided by the corporation with a test circuit board, and ship them in the camera shell to the corporation in Taiwan. The Taiwanese corporation then completes the NV-2000 IR camera which is part of the SPECTRUM9000 System. The system conforms to the applicable directives and standards for medical thermal imaging radiometer systems, and is registered with the U.S. Food and Drug Administration.

As part of obtaining the detector systems for the Taiwanese corporation, we secured the necessary export license from the U.S. Department of Commerce for the export of the detector systems. This is the fourth time that we have performed these services for the Taiwanese corporation since 2000.  None of our proprietary technology is utilized in these systems.

Since the initial contract was signed, we have experienced difficulties with switching from the previous detector (a U3000) to a new detector (U3500). We filed for a new export license for the U3500 (D 396180, July 19, 2008) and we were re-qualified with the Department of Commerce reflecting the change in ownership. To accomplish this additional effort UIS has contracted with Gary Ball, who is also the President of IAI, to perform this work. This has resulted in a cost overrun of $52,194 that was invoiced and received this year. IAI has completed the contract with UIS with the delivery of 40 units this year.  IAI does not anticipate any additional orders from UIS, and if offered, IAI will most likely refuse to accept any new orders.

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

A patent was issued by the US Patent Office to Infrared Applications Inc. PN: 7,738,008 B1, Ball, “Infrared Security System & Method”, June 15, 2010.  IAI will be exploring methods of bring the Patent Asset to market.  The revolutionary nature of the new concept will require a significant effort to ascertain it value in the market.  All industry contacts to date have been done under strict rules of mutual confidentiality.  To facilitate the access to our US Patent, a technology based web site has been constructed.  This web site may be viewed at http://HarmAlarm.com.  The web site contains the actual patent, “How it works”, potential configurations, published articles, unpublished white papers, and general marketing information.

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

The Physical Security Market for the HarmAlarm product has significant in place competition which supports the 10-15 Billion dollars per year annual sales.  We have not determined what if any our role will be in this market.

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

Although the EVS system incorporating our proprietary technology requires FAA approval, such approval is the obligation of Kollsman and its customers. The export by IAI, and its parent, of infrared detectors purchased in the U.S. to our Taiwanese customer requires an export license from the U.S. Department of Commerce, which we have obtained. We believe that our activities on behalf of the Taiwanese customer, since we are not involved in manufacturing a medical device, do not require FDA approval.

RESEARCH AND DEVELOPMENT

Research and development was reduced to only $595 during fiscal 2010, compared to $2,596 in fiscal year 2009, pending the outcome of IAI’s patent application.  On June 15, 2010, we received notification from the US Patent Office that we were granted a patent for our Infrared Security System (ISS) - US Patent # 7,738,008 B1.  We have not made any decision yet as to the best way to proceed with our patent. Many of our decisions are dependent on source and amount of capital available for this endeavor, which at the present time has not been identified.

EMPLOYEES

We have no employees other than William Wright, ISI and Focus’s President, and Gary Ball, IAI’s President and Secretary-Treasurer. Neither Mr. Wright nor Mr. Ball has a written employment agreement at this time.

PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

Most of our programs are dependent on capital in excess of that which is derived from current sales for us to be able to execute on large marketing initiatives.  Based on this need, we are focused on raising capital through various means, including, but not limited to, private investment, the selling of equity, convertible notes, and other acceptable means.  Additionally, we continue to explore opportunities to acquire and/or merge with other entities that bring synergy to the company and its subsidiaries, are engaged in emerging markets, offer new technologies, or bring other benefits to the company and its shareholders.

Recent changes with our VoIP distribution has enabled us to reduce expenses and allow for quicker product deployment.  With the reduction in fixed IT expense, we will look to increase our deployment of our VoIP service to small business and hope to launch our resale marketing program during the fiscal year.

The nature of remote desktop computing (the customer outsourcing of IT), requires that we have access to IT professionals with certain qualifications. Since the reduction in our internal IT staffing, we continue to work with vendors to assist in supporting aspects of our remote desktop service.  However, lacking our own engineer reduces our ability to control and quickly deploy remote desktop sessions to new customers. Additionally, as customers increase, so does our need to purchase additional hardware or seek an outsourcing partner suitable to provide these services.  Similar to our VoIP outsourcing, we hope to completely (or as near as possible) outsource the physical aspects of our remote desktop service.

With our ISS patent granted, we will seek partners for our infrared security system over the coming months. Such potential partners include infrared camera suppliers, suppliers of radio frequency identification technology, commercial wireless providers, and cellular handset suppliers. We have identified numerous potential applications for our infrared security system, and will engage in discussions with various corporations in search of partners who desire to utilize our system for one or more of the potential applications for our system.

The EVS project continues with ongoing sales by Kollsman to Gulfstream. These sales closely track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate, but is projected to improve now that a modified form of the EVS, designated by Kollsman as the Enhanced Vision System II (EVS II), has been certified by the FAA and is in production. Gulfstream is heavily engaged in the introduction of their new G-650 luxury model, and their G-150/G-250 lower end economy models. The phasing out of older "G" series models, normal delays in the introduction of new models we believe will adversely affect sales of EVS to Gulfstream. The slow down in the US economy has caused some number of business jet users to postpone, cancel, or push out deliveries of new aircraft. This will similarly affect sales in 2011, causing us great concern over future sales and income.

EXPENSES

We estimate that we will require between $100,000 and $150,000 over the next twelve months in order to maintain operations.

ITEM 1A. RISK FACTORS

IF WE DO NOT GENERATE ADEQUATE REVENUES TO FINANCE OUR OPERATIONS, OUR BUSINESS

MAY FAIL.

We were incorporated on April 11, 2006. Our business primarily involves marketing activities. As of September 30, 2010, we had a retained deficit of $2,024,455. During the years ended September 30, 2010 and 2009, respectively, we had net losses of $1,008,604 and $23,278. We expect our revenues during the next twelve months from our existing licensee and service customers to remain flat depending upon the US economic recovery. Our expected revenue generation and expenses are difficult to predict, and there can be no assurance that revenues will be sufficient to cover operating costs for the foreseeable future. It may be necessary to raise additional funds. If we are unable to raise funds to cover any operating deficit and our sales decrease in 2011 our business may fail.

BECAUSE WE HAD INCURRED A LOSS AND HAVE NOT FULLY COMMENCED OUR PLANNED PRINCIPAL OPERATIONS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the fiscal year ended September 30, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of operating losses since inception, the failure to yet commence planned principal operations, and current liabilities in excess of current assets. Our ability to achieve and maintain profitability and positive cash flow is dependent on such factors as our ability to capture and retain new remote desktop and VoIP customers, enter into license agreements, and our licensees' ability to sell products utilizing our technology. Based upon current plans, we expect our operating costs to range between $100,000 and $150,000 for the fiscal year ending September 30, 2011. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business or take draconian actions.

TRADING IN OUR SHARES IS SUBJECT TO RULES GOVERNING "PENNY STOCKS," WHICH WILL IMPAIR TRADING ACTIVITY IN OUR SHARES.

We have been listed on the OTC:BB since August 11, 2009, our symbol is IFRS. The IFRS common stock has been trading at either very low or inconsistent volumes. Penny stocks trading at low volumes are extremely volatile and investors should exercise care in any trading activities.

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

We have the authority to issue up to 500,000,000 shares of common stock, 50,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. We are currently working on financing plans for future growth and acquisitions, product and service development, and we may need to raise additional capital to fund operations. If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval, or in connection with one or more acquisitions. No such transactions currently are planned.

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

COMPETITION IN THE INFORMATION TECHNOLOGY AND INFRARED PRODUCTS INDUSTRY IS INTENSE.

Our business plan involves deployment of technology services, and developing and licensing infrared products. These businesses are highly competitive. There are numerous similar companies providing such services and products in the United States. Our competitors will have greater financial resources and more expertise in these businesses. Our ability to deploy our remote desktop and VoIP phone services and to develop our infrared products business will depend on our ability to successfully market our products in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATELY PROTECTED.

While we have a patent, we cannot assure that it will be sufficiently broad to protect our technology. In addition, we cannot assure that any patents issued to us will not be challenged, invalidated, or circumvented. In order to safeguard our unpatented proprietary know-how, trade secrets, and technology, we rely primarily upon trade secret protection and nondisclosure provisions in agreements with employees and others having access to confidential information. We cannot assure that these measures will adequately protect us from improper disclosure or misappropriation of our proprietary information.

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

THE SHARE CONTROL POSITION OF GARY BALL MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE ACTIONS.

With the default of the note receivable by Take Flight Equities, Inc., Gary Ball assumed voting control of the 115,572,170 common shares issued, and held in escrow, and associated with the April 2010 agreement, thereby making Gary Ball the largest shareholder with control of approximately 62% of our outstanding shares. Because Gary Ball controls such a significant percentage of the outstanding shares, other stockholders, individually or as a group, will be at a disadvantage in their ability to effectively influence the election or removal of our directors, the supervision and management of the business or a change in control of or the sale of our company, even if he believed such changes were in the best interest of our stockholders generally.

OUR FUTURE SUCCESS DEPENDS, IN LARGE PART, ON THE CONTINUED SERVICE OF OUR PRESIDENT.

We depend almost entirely on the efforts and continued employment of Mr. William Wright, our President and Secretary-Treasurer. Mr. Wright currently is our sole employee of the parent company, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with Mr. Wright, and we do not carry key person insurance on his life. Mr. Wright currently is able to devote substantially all of his time on our behalf. The loss of the services of Mr. Wright, through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Wright.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Up until April 2010, we used the address of our President for company use. In 2009 additional space had been allocated to ISS. The space was used for an electronics laboratory which is required for the Taiwanese (UIS) project and the ISS remote control station. In addition, a test range had been established for the ISS demonstrations. In consideration for the added space and exterior test site the President received $900 per month to cover incurred expense. Since 2010, and in conjunction with the change of control, no property is owned or lease by the company from our current President.  We lease an office space for corporate purposes and pay landlord $500 per month for the use of the space. We own no real estate nor have plans to acquire any real estate.

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

Quarter Ending	High	Low

September 30, 2009*	$0.05	$0.002

December 31, 2009	$0.05	$0.002

March, 31, 2010	$0.05	$0.002

June 30, 2010	$0.04	$0.001

September 30, 2010	$0.02	$0.001

*There was no trading in our common stock prior to August 11, 2009.

** All quoted prices reflect the 10:1 forward split completed on May 14, 2010.

SECURITY HOLDERS

There are 1,121 shareholders of record of the Company's Common Stock on September 30, 2010.

EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2010, with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plan, “2010 Incentive Compensation Plan”.

	A	B	C
PLAN CATEGORY
	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCUSE OF OUTSTANDING OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING COLUM A)
Equity Compensation Plans Not Approved by Stockholders (1)	0	N/A	15,000,000

Total	0	$ N/A	15,000,000

(1) Consists of the 2010 Incentive Compensation Plan filed on Form S-8, July 9, 2010.

NO STOCK REPURCHASES WERE MADE TO ISI DURING THE FOURTH QUARTER OF THE 2010 FISCAL YEAR.

ITEM 6. SELECTED FINANCIAL DATA

A REGISTRANT THAT QUALIFIES AS A SMALLER REPORTING COMPANY IS NOT REQUIRED

TO PROVIDE THE INFORMATION REQUIRED BY THIS ITEM.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Infrared Systems International ("the Company") is a corporation organized under the laws of the State of Nevada on April 11, 2006 as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) ("CSBI"). CSBI was organized under the laws of the State of Delaware on June 16, 1969. In July 2007, CSBI transferred the assets, liabilities, and operations of its technology licensing business to the Company. Because CSBI's operations are considered to be the Company's predecessor business, the financial statements include CSBI's operations from the inception of the business. In December 2008, the Company completed its spin-off by dividend to stockholders of CSBI.  In March 2010, the Company transferred the assets, liabilities, and operations of its technology licensing business to a wholly-owned subsidiary, Infrared Applications, Inc (“IAI”).  IAI was organized under the laws of the state of Texas on March 26, 2010. On April 14, 2010, the Company sold a majority interest in its Common stock to Take Flight Equities, Inc. (“TFE”), a corporation organized under the laws of the State of Washington, and control of the Company was transferred to William Wright, its current CEO. Under the terms of the Agreement, IAI will continue to operate for up to 15 months as a wholly owned. This 15 month time period will be use to transition the former company and its’ business units into a form best suited for the particular cultural and business needs of the units.  Under considerations are selling off of equities with cash distribution to shareholders of record (March 23, 2010), the privatizing of certain assets, or reforming a public company for certain units.  The diverse nature of our business units, Royalty contract, USA Patent security system, and the export medical product business, will likely result in tailored divestments fitted for each of the business units.  Also in April 2010, the Company acquired 100% of the outstanding common stock of Focus Systems, Inc. (“Focus”), a company organized under the laws of the state of Washington on August 8, 2007, from ProPalms, Inc., for 3,000,000 shares of Common stock and 250,000 shares of Preferred stock.  Focus is operated as a wholly-owned subsidiary of the Company. In addition to this agreement, the Company agreed to issue ProPalms 500,000 Preferred shares for an Investment Receivable of $250,000. Under the terms of the agreement, ProPalms was to make the investment over the course of 4 months or return the unvested stock within 1 year.  Over the course of the 4 months, ProPalms invested $17,809.  ProPalms has returned the unvested portion of the stock (amounting to 464,382 Preferred shares) and the Company has accounted for it on its Change in Stockholders’ Deficit.  On May 14, 2010, the Company completed a 10:1 forward split of its Common stock.

CRITICAL ACCOUNTING POLICIES

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the fiscal year ended September 30, 2010 included elsewhere in this Annual Report.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records accounts receivable at cost less allowance for doubtful accounts. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. Due to the aging of several accounts receivable, the Company’s subsidiary, Focus Systems, recorded a bad debts expense of $140,000 during the fiscal year to account for these.  Since all accounts receivable from our subsidiary, IAI, are from one licensee, Kollsman, Inc., which has timely paid all royalties to us, we have concluded that no allowance for doubtful accounts is necessary. Management has estimated that no additional allowance for doubtful accounts is necessary after reviewing the remaining accounts receivable.

PROPERTY, PLANT AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.  During the course of restructuring and moving assets to our subsidiary, IAI, the Company determined that the remaining Property and Equipment on the Balance Sheet associated with IAI should be fully expensed. This included the impairment of assets associated with an intercompany transfer of assets to IAI in the amount  $6,802, and the full impairment of Definite-Life Intangible Assets in the amount of $34,970 ($33,970 as of September 30, 2009, plus $1,000 credited to that account during the fiscal year), which was recorded under Other Expenses on our Consolidated Statements of Operations.  The remaining Property and Equipment is that of our subsidiary, Focus, which we have recorded at its estimated net book value.

REVENUE RECOGNITION

SERVICE REVENUE

Revenue derived from services from our Focus Systems subsidiary comes from several smaller accounts and is billed on a monthly basis.  The monthly billing for these accounts range from $72 to $1,087. Service revenue is billed at the beginning of the service period and accrued until paid.

LICENSING REVENUES

Our licensing revenue primarily comes from royalties derived through licensing our technology to a single customer, Kollsman. The licensing agreement with Kollsman grants to Kollsman a worldwide, exclusive license under ISI proprietary data to make, sell, maintain and repair products utilizing such data or patents for use on any aircraft licensed to operate by the Federal Aviation Administration or by equivalent foreign regulatory agencies. Royalty payments are required for each Enhanced Vision System (EVS) unit sold utilizing a licensed product, based upon the number of units sold. Pursuant to the license agreement, the royalty is $800 per unit for units 201 through 2,000 (The first 20 units were prepaid in 1997; no payment was required for units 21 through 200, all of which were sold prior to December 2004), $1,400 per unit for units 2,001 through 5,000, $3,800 per unit for units 5,001 through 10,000, and $200 per unit thereafter. Pursuant to the license agreement, advance royalty payments were made to ISI by Kollsman between 1997 and 1999 in an aggregate amount of $105,000. As a result, as each of units 201 through 410 were sold, Kollsman was required to pay only $300 in cash per unit, and the remaining $500 otherwise payable reduced the balance of the prior advance royalty payments. For accounting purposes, the $105,000 in advance royalty payments were deferred and recognized as the units were sold; therefore, $800 per unit in revenues was recognized as each of units 201 through 410 was sold. Through September 30, 2010, a total of 751 units have been sold. The license continues until terminated by the mutual consent of the parties, or at the written election of a party in the event of an uncured default by the other party, or by us if Kollsman fails to sell an EVS system containing our licensed rights for 24 months. We recognize our royalty revenues as Kollsman sells aircraft systems that include our technology. At that time, in accordance with the license agreement, the royalty fee has been earned by us, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in July 1997.

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

A patent was issued by the US Patent Office to Infrared Applications Inc. PN: 7,738,008 B1, Ball, “Infrared Security System & Method”, June 15, 2010.  IAI will be exploring methods of bring the Patent Asset to market.  The revolutionary nature of the new concept will require a significant effort to ascertain it value in the market.  All industry contacts to date have been done under strict rules of mutual confidentiality.  To facilitate the access to our US Patent, a technology based web site has been constructed.  This web site may be viewed at http://HarmAlarm.com.  The web site contains the actual patent, “How it works”, potential configurations, published articles, unpublished white papers, and general marketing information. The activity with the US customs office requiring our patent attorney was approximately $17,943 in FY 2009 and we spent another $1,000 in FY2010 to complete the patent.

PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

Most of our programs are dependent on capital in excess of that which is derived from current sales for us to be able to execute on large marketing initiatives.  Based on this need, we are focused on raising capital through various means, including, but not limited to, private investment, the selling of equity, convertible notes, and other acceptable means.  Additionally, we continue to explore opportunities to acquire and/or merge with other entities that bring synergy to the company and its subsidiaries, are engaged in emerging markets, offer new technologies, or bring other benefits to the company and its shareholders.

Recent changes with our VoIP distribution has enabled us to reduce expenses and allow for quicker product deployment.  With the reduction in fixed IT expense, we will look to increase our deployment of our VoIP service to small business and hope to launch our resale marketing program during the fiscal year.

The nature of remote desktop computing (the customer outsourcing of IT), requires that we have access to IT professionals with certain qualifications. Since the reduction in our internal IT staffing, we continue to work with vendors to assist in supporting aspects of our remote desktop service.  However, lacking our own engineer reduces our ability to control and quickly deploy remote desktop sessions to new customers. Additionally, as customers increase, so does our need to purchase additional hardware or seek an outsourcing partner suitable to provide these services.  Similar to our VoIP outsourcing, we hope to completely (or as near as possible) outsource the physical aspects of our remote desktop service.

With our ISS patent granted, we will seek partners for our infrared security system over the coming months. Such potential partners include infrared camera suppliers, suppliers of radio frequency identification technology, commercial wireless providers, and cellular handset suppliers. We have identified numerous potential applications for our infrared security system, and will engage in discussions with various corporations in search of partners who desire to utilize our system for one or more of the potential applications for our system.

The EVS project continues with ongoing sales by Kollsman to Gulfstream. These sales closely track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate, but is projected to improve now that a modified form of the EVS, designated by Kollsman as the Enhanced Vision System II (EVS II), has been certified by the FAA and is in production. Gulfstream is heavily engaged in the introduction of their new G-650 luxury model, and their G-150/G-250 lower end economy models. The phasing out of older "G" series models, normal delays in the introduction of new models we believe will adversely affect sales of EVS to Gulfstream. The slow down in the US economy has caused some number of business jet users to postpone, cancel, or push out deliveries of new aircraft. This will similarly affect sales in 2011, causing us great concern over future sales and income.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED WITH THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

NET SALES

Net sales were approximately $184,482 for the fiscal year ended September 30, 2010 as compared to approximately $114,400 for the prior fiscal year. Net sale was comprised of royalty revenue and service revenue.  Royalty revenue for the fiscal year ended September 30, 2010 and 2009 amounted to $109,190 and $114,400, respectively. Royalty revenue accounted for 59% of the revenue for the fiscal year ended September 30, 2010 and 100% of the revenue for the prior fiscal year.  Service revenue amounted to $75,292, or 41% of the total revenue, for the fiscal year ended September 30, 2010, and $0 for the prior fiscal year.  The increase in total revenue was due to the acquisition of Focus Systems.  The decrease in revenues related to royalty revenue is a reflection of a decrease in the number of EVS units sold by Kollsman from 143 in fiscal 2009 to 113 in fiscal 2010.

COST OF SALES

Cost of sales for the fiscal year ended September 30, 2010 was $50,171 as compared to $0 for the prior fiscal year, a result of the cost of goods used in the delivery of services by Focus Systems, and accounting for 67% of the services they produced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expense for the fiscal year ended September 30, 2010 was $1,118,738 as compared to $134,951 for the prior fiscal year, an increase of 829%. The increase was due to an increase in several expense categories. Bad debts increased from $0 in 2009 to $140,726 in 2010, a result of several aged accounts with our subsidiary Focus being written down and expensed.  Consulting fees increased from $0 in 2009 to $78,369 in 2010, a result of the company utilizing outside vendors to perform services for us during our restructuring and acquisitions, and as a result of our decreasing our employee fixed cost throughout the fiscal year. Professional fees increased from $54,604 in 2009 to $97,698 in 2010, an increase of 79%, primarily attributed to the increase in legal and accounting fees during the fiscal year. Travel, meals, and entertainment decreased from $24,423 in 2009 to $8,439 in 2010, a 189% decrease and a result of management’s efforts to reduce expenses. Management fees increased from $20,413 in 2009 to $55,802 in 2010, an increase of 173%, and a result of fees paid to our acting President(s) throughout the fiscal year. Research and development decreased from $2,596 in 2009 to $595 in 2010, a decrease of 77%, and a result of our awaiting patent approval during the fiscal year.  Payroll expense increased from $0 in 2009 to $86,374, attributed to the Focus subsidiary prior to staffing reductions.  Other general and administrative increased from $32,915 in 2009 to $140,765 in 2010, an increase of 328%, and primarily attributed to an increase in utilities, rent, and taxes.  The following expenses were one time expenses for the company in fiscal year ending September 30, 2010 and had a material effect on the operations of the company, accounting for approximately 46% of the loss during the fiscal year.  Loss on goodwill impairment, Focus, in the amount of $305,000, a result of the company fully impairing the goodwill received in the Focus Systems acquisition. Loss on impairment of assets, IAI, in the amount of $34,970, which included the full impairment of patent cost during the fiscal year. Loss on impairment of note receivable, in the amount of $170,000, included the impairment of the full amount of the note receivable that defaulted during the fiscal year. The note is still in effect, however, until principal is paid towards the note, the company has eliminated it as an asset.

OTHER INCOME AND EXPENSE

For the fiscal year ended September 30, 2010, the expense was $24,177 compared to $2,727 for the prior fiscal year, an increase of 787%. The increase in expense resulted from an increase in interest from corporate debt.

NET LOSS BEFORE PROVISION FOR INCOME TAXES

The net loss for the fiscal year ended September 30, 2010 was $1,008,604 versus $23,278 for the prior fiscal year. The increase in the loss $985,326 was due to a large increase in one time impairment losses totaling $509,970, additions of bad debts expense of $140,726, consulting fees of $78,369, and payroll expense of $86,374, and net increases in professional fees of $43,094, management fees of $35,389, and other general and administrative of $107,850. The increases to expenses were offset by net decreases in travel, meals, and entertainment of $15,984, and research and development of $2,001.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our anticipated monthly expenses, we may not have sufficient capital resources to maintain our business position. Our major priority in 2011 will be to secure the necessary funds to meet our obligations and grow our businesses.

GOING CONCERN

We have limited working capital and limited revenues from sales of products or licenses. During 2010, a large percentage of our revenues were generated from a single licensee. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our attaining future profitable operations. Management's plans include strict restrictions on the cost of ongoing operations, such as providing minimal compensation to management, and limiting professional, travel and other operating expenses in order to remain within our budget.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INFRARED SYSTEMS INTERNATIONAL

SEPTEMBER 30, 2010 FINANCIAL STATEMENTS

BONGIOVANNI & ASSOCIATES, C.P.A.’s
19720 Jetton Road, 3rd Floor
Cornelius, North Carolina 28031 (USA)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Infrared Systems International

We have audited the accompanying consolidated balance sheets of Infrared Systems International and it wholly owned subsidiaries (“The Company”) as of September 30, 2010, and the consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrared Systems International and its wholly owned subsidiaries as of September 30, 2010, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates
Bongiovanni & Associates
Certified Public Accountants
Cornelius, North Carolina

January 12, 2011

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

/s/ Child, Van Wagoner & Bradshaw, PLLC Certified Public Accountants Salt Lake City, Utah December 16, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344
5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

INFRARED SYSTEMS INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30, 2010	September 30, 2009
CURRENT ASSETS:
Cash	$1,034	$1,015
Accounts receivable	16,008	30,400
Prepaid expenses	-	8,174
Total Current Assets	17,042	39,589

PROPERTY AND EQUIPMENT, NET	5,000	6,802

DEFINITE-LIFE INTANGIBLE ASSETS	-	33,970

TOTAL ASSETS	$22,042	$80,361

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$100,513	$25,425
Credit cards payable	46,262	-
Customer deposits	-	66,168
Notes payable	260,695	-
Other liabilities	36,599	-
Total Current Liabilities	444,069	91,593

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,	286	-
285,618 and -0- shares issued and outstanding, respectively
Common stock, $0.001 par value, 500,000,000 shares authorized,	187,244	11,672
187,243,870 and 11,671,700 shares issued and outstanding,
respectively
Additional paid in capital	1,414,898	992,947
Retained (deficit)	(2,024,455)	(1,015,851)
Total Stockholders' (Deficit)	(422,027)	(11,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,042	$80,361

See accompanying notes and auditors reports.

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years
	Ended September 30,

	2010	2009
REVENUES:
Royalty	$109,190	$114,400
Service	75,292	-
Total Revenue	184,482	114,400

COST OF GOODS SOLD	50,171	-

GROSS PROFIT	134,312	114,400

OPERATING EXPENSES:
Bad debts	140,726	-
Consulting fees	78,369	-
Professional fees	97,698	54,604
Travel, meals, and entertainment	8,439	24,423
Management fees – related parties	55,802	20,413
Research and development	595	2,596
Payroll expense	86,374	-
Loss on goodwill impairment, Focus	305,000	-
Loss on impairment of assets, IAI	34,970	-
Loss on impairment of note receivable	170,000	-
Other general and administrative	140,765	32,915
Total Operating Expenses	1,118,738	134,951

(LOSS) FROM OPERATIONS	(984,426)	(20,551)

OTHER (EXPENSE):
Interest expense	(24,177)	(2,727)

(LOSS) BEFORE INCOME TAX PROVISION	(1,008,604)	(23,278)

PROVISION FOR INCOME TAX	-	-

NET (LOSS)	(1,008,604)	(23,278)

FULLY DILUTED (LOSS) PER SHARE	(0.01)	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,957,785	22,662,270

* equals less than $0.01

See accompanying notes and auditors reports.

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' (DEFICIT)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained (Deficit)	Total Stockholders (Deficit)

BALANCES, September 30, 2008	-	$-	60,000,000	$60,000	$944,619	$(992,573)	$12,046

Cancellation of 48,328,300
common shares, December 2008	-	-	(48,328,300)	(48,328)	48,328	-	-

Net Loss for the year ended
September 30, 2009	-	-	-	-	-	(23,278)	(23,278)

BALANCES, September 30, 2009	-	-	11,671,700	11,672	992,947	(1,015,851)	(11,232)

Issuance of common stock for
cash and a promissory note	-	-	115,572,170	115,572	84,428	-	200,000

Issuance of common stock for
services received	-	-	20,000,000	20,000	-	-	20,000

Issuance of common and
preferred stock for purchase of
Focus Systems, Inc.	250,000	250	30,000,000	30,000	279,750	-	310,000

Issuance of preferred shares for
an investment receivable	500,000	500	-	-	249,500	-	250,000

Issuance of common stock for
services received	-	-	5,000,000	5,000	25,000	-	30,000

Issuance of common stock for
Services received	-	-	5,000,000	5,000	15,000	-	20,000

Cancellation of unexercised
preferred stock investment	(464,382)	(464)	-	-	(231,727)	-	(232,191)

Net Loss for the year ended
September 30, 2010	-	-	-	-	-	(1,008,604)	(1,008,604)

BALANCES, September 30, 2010	285,618	286	187,243,870	187,244	1,414,898	(2,024,455)	(422,027)

* Year ending balances for September 30, 2008 and 2009, have been retroactively adjusted for a 10:1 forward split on 05/14/2010.

See accompanying notes and auditors reports.

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,008,604)	$(23,278)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	17,802	802
Amount reserved due to doubtful accounts	140,726	-
Loss on goodwill impairment, Focus	305,000	-
Loss on impairment of assets, IAI	34,970	-
Loss on impairment of note receivable	170,000	-
Issuance of common stock for services received	70,000	-
Net (increase) decrease in operating assets:
Accounts receivable	14,392	(16,800)
Prepaid expenses	8,174	(6,400)
Net increase (decrease) in operating liabilities:
Accounts payable	75,088	975
Credit cards payable	46,262	-
Customer deposits	(66,168)	(26,497)
Other Liabilities	36,599	-

Net Cash (Used) in Operating Activities	(155,759)	(71,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	-	(5,109)
Payments for definite-life intangible assets	(1,000)	(16,005)

Net Cash (Used) by Investing Activities	(1,000)	(21,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	126,778	-
Proceeds of common stock issuance	30,000	-

Net Cash Provided in Financing Activities	156,788	-

NET INCREASE (DECREASE) IN CASH	19	(92,312)

CASH AT BEGINNING OF PERIOD	1,015	93,327
CASH AT END OF PERIOD	$1,034	$1,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,177	$2,727
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
In December 2008, the Company cancelled 48,328,300 common	$-	$48,328
stock shares previously owned by CSBI

See accompanying notes and auditors reports.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Infrared Systems International ("the Company") is a corporation organized under the laws of the State of Nevada on April 11, 2006 as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) ("CSBI"). CSBI was organized under the laws of the State of Delaware on June 16, 1969. In July 2007, CSBI transferred the assets, liabilities, and operations of its technology licensing business to the Company. Because CSBI's operations are considered to be the Company's predecessor business, the financial statements include CSBI's operations from the inception of the business. In December 2008, the Company completed its spin-off by dividend to stockholders of CSBI.  In March 2010, the Company transferred the assets, liabilities, and operations of its technology licensing business to a wholly-owned subsidiary, Infrared Applications, Inc (“IAI”).  IAI was organized under the laws of the state of Texas on March 26, 2010. On April 14, 2010, the Company sold a majority interest in its Common stock to Take Flight Equities, Inc. (“TFE”), a corporation organized under the laws of the State of Washington, and control of the Company was transferred to William Wright, its current CEO. Under the terms of the Agreement, IAI will continue to operate for up to 15 months as a wholly owned subsidiary. This 15 month time period will be used to transition the former company and its’ business units into a form best suited for the particular cultural and business needs of the units.  Under considerations are selling off of equities with cash distribution to shareholders of record (March 23, 2010), the privatizing of certain assets, or reforming a public company for certain units.  The diverse nature of our business units, Royalty contract, USA Patent security system, and the export medical product business, will likely result in tailored divestments fitted for each of the business units.  Also in April 2010, the Company acquired 100% of the outstanding common stock of Focus Systems, Inc. (“Focus”), a company organized under the laws of the state of Washington on August 8, 2007, from ProPalms, Inc., for 3,000,000 shares of Common stock and 250,000 shares of Preferred stock.  Focus is operated as a wholly-owned subsidiary of the Company. In addition to this agreement, the Company agreed to issue ProPalms 500,000 Preferred shares for an Investment Receivable of $250,000. Under the terms of the agreement, ProPalms was to make the investment over the course of 4 months or return the unvested stock within 1 year.  Over the course of the 4 months, ProPalms invested $17,809.  ProPalms has returned the unvested portion of the stock (amounting to 464,382 Preferred shares) and the Company has accounted for it on its Change in Stockholders’ Deficit.  On May 14, 2010, the Company completed a 10:1 forward split of its Common stock. These consolidated financial statements have been retroactively restated accordingly.

Nature of Operations - The Company’s wholly-owned subsidiary, IAI, licenses rights to use internally-developed optical technology, including patented infrared systems used in the aviation industry and a patent for use in security systems. The subsidiary also plans to develop a night vision systems with applications for both military and civil aircraft. The Company’s wholly-owned subsidiary, Focus Systems, provides remote desktop and cloud computing solutions to small businesses.  Additionally, Focus provides Voice over Internet Protocol (VoIP) phone solutions to small businesses and can deliver the service to households as well.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Accounts Receivable - The Company records accounts receivable at cost less allowance for doubtful accounts. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. Due to the aging of several accounts receivable, the Company’s subsidiary, Focus Systems, recorded a bad debts expense of approximately $140,000 during the fiscal year to account for these.  Management has estimated that no allowance for doubtful accounts is necessary after reviewing the remaining accounts receivable.

Property and Equipment - The Company records property and equipment at cost and uses straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.  During the course of restructuring and moving assets to our subsidiary, IAI, the Company determined that the remaining Property and Equipment on the Balance Sheet associated with IAI should be fully expensed. This included the impairment of assets associated with an intercompany transfer of assets to IAI in the amount  $6,802, and the full impairment of Definite-Life Intangible Assets in the amount of $34,970 ($33,970 as of September 30, 2009, plus $1,000 credited to that account during the fiscal year), which was recorded under Other Expenses on our Consolidated Statements of Operations.  The remaining Property and Equipment is that of our subsidiary, Focus, which we have recorded at its estimated net book value.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition - The Company's revenue is derived through its wholly-owned subsidiaries. IAI’s revenue primarily comes from royalties derived through licensing its technology to a single customer. The licensing agreement allows the customer exclusively to use the Company's technology in aircraft systems manufactured by the customer in exchange for a royalty fee for each system that includes the Company's technology sold by the customer for commercial sales . The royalty fee is payable quarterly and amounts to $800 per aircraft system for systems 201 through 2,000. There are provisions for the royalty fee to increase to $1,400 per system after 2,000 cumulative systems have sold, to increase to $3,800 per system after 5,000 cumulative systems have sold, and to decrease to $200 per system after 10,000 cumulative systems have sold. As of September 30, 2010, the customer had sold a total of 751 cumulative aircraft systems since the licensing agreement was signed in 1997. The licensing agreement continues in effect as long as the customer continues to use the Company's technology in aircraft systems it manufactures. The Company recognizes its royalty revenues as the customer sells aircraft systems that include the Company's technology for the FAA commercial market. At that time, in accordance with the license agreement, the royalty fee has been earned by the Company, there is an agreed upon amount for the royalty fee, and collection of the royalty is reasonably assured because the customer has timely made all payments required under the license agreement since it was signed in 1997. The Company has also generated some revenues from consulting arrangements where the Company has assembled existing equipment and readied the assembled equipment for shipment in accordance with customer specifications. Consulting revenue is recognized when the equipment has been assembled, there is an agreed upon price for the services, and collection of the revenue is reasonably assured.  Revenue derived from Focus Systems comes from several smaller accounts and is billed on a monthly basis.  The monthly billing for these accounts range from $72 to $1,087.

Research and Development - The Company expenses research and development costs as incurred.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company had a retained deficit of $2,024,455 and current liabilities in excess of current assets by $427,027. During the year ended September 30, 2010, the Company incurred a net loss of $1,008,604 and negative cash flows from operations of $155,759. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations. In this regard, our ability to continue as a going concern has caused the Board of Directors to continue investigating merger and acquisition opportunities.  We will look to further diversify our holdings and sources of cash flow. Should the Company's financial resources prove inadequate to meet the Company's needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock. There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Revenues - Service – The Company, through its wholly owned subsidiary, Focus, received $3,672 in service revenues from parties related to our CEO during the fiscal year ended September 30, 2010. The revenue was booked at the same rate as that of non-affiliated customers.

Management compensation - During the years ended September 30, 2010 and 2009, respectively, the Company paid management fees of $55,802 and $20,413 to its officers.

Office space - The Company rented office space from an officer of the Company during fiscal year ending September 30, 2009 and up until and including April 15, 2010.  Following the change of control in April 2010, the Company discontinued renting office space from its officer, however, IAI continues to rent space from an officer of IAI. During the years ended September 30, 2010 and 2009, respectively, the Company paid or accrued $5,400 and $10,200 in rent to its officer.

Consulting - During the years ended September 30, 2010 and 2009, respectively, the Company paid $0 and $1,938 for consulting services to officers or entities related to or under the control of an officer of the Company.

Credit cards payable – During the years ended September 30, 2010 and 2009, the Company’s current and former officers extended credit to the Company and/or its subsidiaries  in the form of personal credit card usage in the amount of $46,262 and $0, respectively.

Notes payable – During the fiscal year ended September 30, 2010, a company closely held by an officer of the company, loaned the Company $35,588. The loan is due on demand and carries no interest.  Imputed interest is included in the accompanying Consolidated Statements of Operations.  The Company did not borrow any funds from officers in fiscal year ended September 30, 2009.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

                                    Estimated Useful Lives                   September 30, 2010               September 30, 2009
                                   _________________________    _____________________  _____________________
Optical equipment                          5 years                          $            39,386                      $             39,386
Office equipment                            3 - 10 years                                  8,231                                        8,231
Computers and peripherals            5 years                                        16,000
                                                                                               _____________________  _____________________
                                                                                                             63,617                                      47,617
Less accumulated depreciation                                                       (58,617)                                   (40,815)
                                                                                               _____________________  _____________________
Net property and equipment                                                $             5,000                        $              6,802
                                                                                               _____________________  _____________________

Depreciation expense for the years ended September 30, 2010 and 2009 was $17,802 and $802, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

                                                   Estimated Useful Life                   September 30, 2010                 September 30, 2009
                                              _________________________     _____________________     _____________________
Pending patent application               Not Applicable                      $              33,970                       $             33,970
Additions to asset                                                                                                1,000
                                                                                                           _____________________     _____________________
                                                                                                                            34,970                                      33,970
Less accumulated amortization                                                                                 -                                                 -
Less impairment of asset                                                                                (34,970)                                              -
                                                                                                           _____________________    _____________________
Net definite-life intangible assets                                                  $                         -                       $             33,970
                                                                                                           _____________________    _____________________

The Company's definite-life intangible assets consist only of a pending patent application. The Company received patent approval in fiscal year ended September 30, 2010.  Since the patent is the property of the Company’s subsidiary, IAI, and the determination of value is deemed worthless with no probably future economic benefit, the Company has expensed the asset in its entirety, rather than amortize it over an undeterminable amount of time.

Focus Systems Acquisition	September 30, 2010

Acquisition value
Common shares (per closing stock price)	$60,000
Preferred shares (per contract)	250,000
Total Acquisition value	$310,000

Valuation classification
Physical Assets	$5,000

Goodwill	305,000
Impairment of Goodwill	(305,000
Goodwill, net	-

Net value	$5,000

The Company recorded a one-time impairment of goodwill under operating expenses in the amount of $305,000 in conjunction with the acquisition of Focus Systems due to there being no probable future economic benefit and no certainty of any future cash flows.

Note receivable to IAI

Face value of note	$170,000
Less impairment of note	(170,000)
Note receivable remaining	$-

The Company recorded a one-time impairment of the note receivable to IAI under operating expenses in the amount of $170,000 due to the total uncollectability thereof.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONSOLIDATAED FINANCIAL STATEMENTS

NOTE 6 - CUSTOMER DEPOSITS

At September 30, 2009, the Company had received net cash deposits of $66,168 from a customer in Taiwan to purchase infrared detectors, affix them to cameras supplied by the customer, and ready them for shipment back to the customer in accordance with the requirements of the Company's export license. Although the terms of the arrangement provide that the deposits are not refundable, the Company recorded them as a current liability as of September 30, 2009 because the earnings process was incomplete. The project required additional research and testing and the funds paid to the Company have been used to pay those costs. The Company had $0 customer deposits at year ended September 30, 2010.

NOTE 7 - NOTES PAYABLE

At September 30, 2010, the Company had notes payable in the amount of $260,695, compared to $0 in the prior fiscal year. The notes included a note payable to an unaffiliated party in the amount of $225,107, is not secured by collateral of the company, no longer carries interest, and is due on demand by the holder. The second note payable is to an affiliated company of our President in the amount of $35,588, is not secured by collateral of the company, carries no interest, and is due on demand by the holder.

NOTE 8 – STOCKHOLDERS’ DEFICIT

In December 2008, the Company completed its spin-off by distributing 1,167,170 common stock shares to stockholders of CSBI. The remaining 4,832,830 common stock shares previously owned by CSBI were returned and cancelled.

On April 12, 2010, the Company issued 115,572,170 post-split shares of Common stock for $30,000 in cash and a note receivable to the Company’s subsidiary, IAI, in the amount of $170,000.  The transaction resulted in a change of control of the Company and was identified in the 8-K filed on April 16, 2010.

On May 7, 2010, the Company issued 20,000,000 post-split shares of Common stock for $20,000 in consulting services.

On May 7, 2010, the Company issued 30,000,000 post-split shares of Common stock and 250,000 shares of Preferred stock as part of an acquisition agreement for Focus Systems, Inc. from Propalms, Inc. The transaction was recorded on the Company’s books at $310,000. The transaction was reported in the Company’s 8-K filed April 21, 2010.

On May 7, 2010, and in conjunction with the Focus acquisition agreement, the Company issued 500,000 shares of Preferred stock for an investment receivable in the amount of $250,000.

On May 14, 2010, the Company completed a 10:1 forward split of its Common stock.

On August 2, 2010, the Company issued 5,000,000 shares of Common stock for $30,000 in consulting services.

On August 2, 2010, the Company issued 5,000,000 shares of Common stock for $20,000 in consulting services.

At September 30, 2010, the Company recorded the impairment of the unexercised investment receivable from the Preferred stock issued May 7, 2010.  464,352 shares of Preferred stock were returned to the Company.

NOTE 9 - CONCENTRATIONS

At September 30, 2010, 59% of the Company's accounts receivable was due from three (3) customers, with each accounting for 25%, 20%, and 14%, respectively.  During the years ended September 30, 2010 and 2009, 59% and 100% of the Company's royalty revenues were generated through a single licensee, respectively.

NOTE 10 - INCOME TAXES

At September 30, 2009, the Company has federal net operating loss carryovers of approximately $608,000 available to offset future taxable income and expiring as follows:

$2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, and $428,000 in 2030. The Company also has a federal contribution carryover of $150 that expires in 2029. At September 30, 2010, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the years ended September 30, 2010 and 2009:

                                                                                                       2010           2009
                                                                                                  _______   __________
Current income tax expense (benefit)                                    $    -         $       -
Deferred income tax expense (benefit)                                        -                  -
                                                                                                  _______   __________
Net income tax expense (benefit) charged to operations     $    -          $       -
                                                                                                  _______   __________

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the years ended September 30, 2010 and 2009:

                                                                                   2010                   2009
                                                                      ______________    _______________
Loss before income tax provision               $ (1,008,604)         $     (23,278)
Expected federal income tax rate                              15.0%                  15.0%
                                                                     ______________    _______________
Expected income tax expense (benefit) at
  statutory rate                                                $   (151,291)          $      (3,492)
Tax effect of:
     Meals and entertainment                                         632                        551
Change in valuation allowance                            150,659                      2,941
                                                                     ______________    _______________
Net income tax expense (benefit)               $           -                   $            -
                                                                     ______________    _______________

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

                                                                     September 30,            September 30,
                                                                           2010                               2009
                                                             _________________    _______________
Deferred tax assets:
     Organization costs                                 $              -                  $           90
     Contribution carryover                                          -                                23
     Net operating loss carryovers                       91,200                      27,173
                                                            _________________    _______________
Total deferred tax assets                             $         91,200            $       27,286
                                                            _________________    _______________

Deferred tax liabilities:
     Book basis of patent application          $              -                   $      (5,095)
     Tax depreciation in excess of book                      -                              (540)
                                                             _________________    _______________
Total deferred tax liabilities                      $              -                   $      (5,635)
                                                             _________________    _______________

Total deferred tax assets                            $         91,200             $       27,286
Total deferred tax liabilities                                       -                            (6,635)
Valuation allowance                                             (91,200)                    (21,651)
                                                             _________________    _______________
Net deferred tax asset (liability)               $              -                   $            -
                                                              _________________    _______________

These amounts have been presented in the financial statements as follows:

                                                                       September 30,               September 30,
                                                                                2010                            2009
                                                               _________________    _______________
Current deferred tax asset (liability)            $               -              $             -
Non-current deferred tax asset (liability)                     -                             -
                                                               _________________    _______________
                                                                          $              -     $                      -
                                                               _________________    _______________

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to September 30, 2010 through January 14, 2011, which is the date that the September 30, 2010 financial statements were available to be issued. Previously, the Company evaluated events subsequent to September 30, 2009 through December 16, 2009, which is the date that the September 30, 2009 financial statements were issued.

On December 15, 2010, the Company closed on the purchase of 50% of the outstanding common stock of AquaLiv, Inc., a Washington state corporation, in exchange for 400,000 shares of the Company’s Preferred stock. The transaction was valued at $400,000 and was reported in our 8-K dated December 20, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the fiscal year covered by this Annual Report on Form 10-K for the reasons noted below in our management's report.

(b) Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was a change to the Company's internal control over financial reporting that may have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The changes in internal controls were in correlation with the change in control of the Company’s management.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are:

      NAME                          AGE          POSITION WITH THE COMPANY              DIRECTOR SINCE
__________________  _____ ___________________________________   ________________
William M. Wright              45             Chairman, Chief Executive Officer,                    2010
                                                                Chief Financial Officer, Secretary

Tracy D. Bushnell                 45             Director                                                                 2010

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

WILLIAM M. WRIGHT has been ISI's Chief Executive Officer, President, Secretary-Treasurer, and a director since April 2010. Mr. Wright has been the President and CEO of Focus Systems, Inc., a Washington corporation, since its formation in 2008.  Focus Systems, Inc. provides Desktop Virtualization which can perform all of the networking functions that can be utilized on standard in-house networks at a fraction of costs, and also Voice over Internet Protocol phone service to its customer base.  From July 2006 to July 2007, Mr. Wright was the Chief Operating Officer and a Director of Gottaplay Interactive, Inc., a Nevada corporation involved in the internet connectivity business and the video game subscription and rental business. Mr. Wright has over 20 years of experience and knowledge in financial management and business operations. His experience includes the start up of DONOBi, Inc., an internet Service Provider that specialized in the acquisition and rollup of numerous rural service providers, and the eventual taking of the company public in 2004. Mr. Wright served as both Chief Executive Officer and Chairman of the Board during his six year tenure with DONOBi, leading to the merger with Gottaplay in 2006. Prior to his work in the technology field, Mr. Wright was a Real Estate Broker in both California and Washington, and including the position of President and minority owner of a local property management company. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University.

TRACY D. BUSHNELL has been a director of ISI since April 2010.  Mr. Bushnell is the President of Trak Management Group, Inc., a construction consulting firm in the state of Washington.  Previous to that, Mr. Bushnell was the President and Chief Executive Officer of the Bushnell Group, which provided construction related services and consulting services, for the previous nine years.

DIRECTOR INDEPENDENCE

Our board of directors consists of William M. Wright and Tracy D. Bushnell. Mr. Bushnell is an "independent director" as such term is defined in Section 4200(a) (15) of the NASDAQ Marketplace Rules.

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

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics since the Company has only one officer who is also a director of the Company and due to the small size and limited funds of the Company.

FAMILY RELATIONSHIPS

None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred, except as noted, with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that Mr. Bushnell was the President of a construction company that filed for Chapter 7 bankruptcy during 2010; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each of our officers and directors filed his report on Form 3 on a timely basis during the fiscal year ended September 30, 2010.  There are no other known failures to file reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

GENERAL

At the present time, we do not pay any compensation to our directors or officers, other than a management fee paid to our President and Chief Financial Officer, William M. Wright.  Mr. Wright is also a director, and participated in the deliberations of the Board in determining his executive officer compensation. There is no separate compensation committee of the Board. We anticipate that we will begin to compensate our directors at some time in the future. At the present time, No pension benefits are provided to an officer or director of the Company.

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

                                                                                                  NON-EQUITY
NAME AND                                                                             INCENTIVE
PRINCIPAL                         FISCAL                        STOCK      OPTION           PLAN           ALL OTHER
POSITION                            YEAR    SALARY       BONUS   AWARDS     AWARDS       COMPENSATION      COMPENSATION       TOTAL
__________________    ______   _______       ______   ________     ________     ______________         ______________     ___________
William M. Wright                 2010   $40,000(1)      0                   0                     0                          0                              $30,000(2)             $70,000(1)(2)
  Chief Executive
  Officer (current)
                                                  2009   $45,000(1)      0                   0                     0                          0                              $     0                        $45,000(1)

Gary E. Ball                             2010         0                  0                   0                     0                          0                              $51,010(3)(4)         $40,810(4)
  Chief Executive
  Officer (former)
                                                  2009         0                  0                   0                     0                          0                              $25,911(3)(4)         $20,413(4)

(1) Consist of a salary received as President of Focus Systems, Inc.

(2) Consist of management fees paid as Chief Executive Officer of the Company.

(3) Consists of (i) a management fee paid by the Company or IAI to Mr. Ball in 2010 and 2009 equal to 15% of certain incurred costs of the Company and IAI, which totaled $33,872 and $20,413, respectively, and (ii) a leased car provided to Mr. Ball since August 2008, which costs $464.84 per month.

(4) Does not include rent paid to Mr. Ball for space provided to him for the Company's use. Such rent was $400 per month during fiscal years 2008 and became $900 per month in fiscal 2009 due to increased space being utilized by the Company. See "Certain Relationships and Related Transactions."

COMPENSATION DISCUSSION AND ANALYSIS

As indicated in the Summary Compensation Table, the only compensation paid to an officer is the salary and management fee payable to our current President and Treasurer, William M. Wright, and our former President and Treasurer, Gary E. Ball, which commenced in fiscal 2009. Such fee schedule was equal to 15% of certain third party fees incurred by the Company under the former officer, and has been fixed at $5,000 per month by the Company for the current officer. The total salary and management fee paid to our officers, both immediately preceding their role as President of the Company, and subsequent to presiding over the Company, but in the capacity of President of one of our subsidiaries, was $110,810 in fiscal year 2010.

EMPLOYMENT AGREEMENTS

We do not have a written employment agreement with William M. Wright, our sole executive officer.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

William M. Wright, the sole paid employee of the Company, also is a director of the Company, and participates in determining the amount of his compensation.

COMPENSATION COMMITTEE REPORT

The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis provided above with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The members of the Board of Directors are:

William M. Wright

Tracy D. Bushnell

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2010, information regarding the ownership of common stock:

o Persons who own more than 5% of our common stock;

o Each of our directors and each of our executive officers; and

o All directors and executive officers as a group.

Each person will have sole voting and investment power with respect to the shares shown, except as noted.

           NAME  OF                                  AMOUNT AND NATURE OF        PERCENTAGE
     BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP          OF CLASS
________________________________________________________________________________
William M. Wright (1)                             250,000(2)                                            0.0%*
Tracy D. Bushnell (1)                                   0                                                          0.0%
Gary E. Ball                                               115,572,170(3)                                  61.7%(3)
Big Apple Consulting                               20,020,718                                          10.7%
All directors and executive officers as
a group (2 persons)                                 250,000(2)                                            0.0%*

(1) The business address for such persons is c/o Infrared Systems International, 4550 NW Newberry Hill Rd, Suite 202, Silverdale, WA 98383.
(2) Includes 250,000 common shares held by Take Flight Equities, Inc., of which William Wright is President, received in a dividend distribution by Propalms, Inc.
(3) Includes the voting rights to 115,572,170 common shares held in escrow due to a default in a promissory note from Take Flight Equities, Inc.

* Less than 0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We utilized office space and storage provided by Gary E. Ball, for which we paid Mr. Ball $900 per month. We also paid for a leased car for Mr. Ball, $464.84 per month to Ford Credit. Both payments were made pursuant to authorization by the Board of Directors.

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

_________________________________________________________________________
                                                  2010                                  2009
                              ___________________      _____________________
Audit Fees                       $         17,500              $             13,270
Audit-Related Fees         $              -                   $                  -
Tax Fees                           $              -                   $                  -
All Other Fees                 $              -                   $                  -
                              ___________________     _____________________

                         TOTAL   $         17,500               $             13,270
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

Balance Sheets -- September 30, 2010 and 2009

Statements of Operation -- Years ended September 30, 2010 and 2009

Statements of Changes in Stockholders' Equity (Deficit) -- Years ended September 30, 2010 and 2009

Statements of Cash Flows -- Years ended September 30, 2010 and 2009

 (B) EXHIBIT LIST

3.1.1   Articles of Incorporation. - filed as an exhibit to the Company's Registration Statement on Form SB-2  (33-147367) and incorporated herein by reference.

3.2.    By-laws. - filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on September 2, 2008, and incorporated herein by reference.

10.1    Infrared Systems International 2010 Incentive Compensation Plan - filed as Exhibit 10.1 to the Company's Current Report on Form S-8 filed on July 9, 2010, and incorporated herein by reference.

31.1    Rule 13a-14(a) Certification

32.1    Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRARED SYSTEMS INTERNATIONAL

Date: January 13, 2011 By: /s/William M. Wright William M. Wright, Chief Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

/s/WILLIAM M. WRIGHT William M. Wright Chief Executive Officer, President, Principal Financial Officer, and Director /s/TRACY D. BUSHNELL Tracy D. Bushnell Director January 13, 2011