Form 10-Q
period 2010-12-31
Infrared Systems International
filed 2011-02-18
CIK 1418115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 17, 2011, there were 200,493,870 shares of common stock outstanding.

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

PART I Financial Information
ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2010	2010
	(unaudited)

CURRENT ASSETS:
Cash	$82,074	$1,034
Accounts receivable	9,407	16,008

Total Current Assets	91,481	17,042

PROPERTY AND EQUIPMENT, net	9,816	5,000

INVENTORY	6,742	-

TOTAL ASSETS	$108,038	$22,042

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$121,627	$100,513
Credit cards payable	47,065	46,262
Notes payable	293,977	260,695
Other liabilities	35,114	36,599

Total Current Liabilities	497,783	444,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 661,618 and 285,618 shares issued and outstanding, respectively	662	286
Common stock, $0.001 par value, 500,000,000 shares authorized, 200,493,870 and 187,243,870 shares issued and outstanding, respectively	200,494	187,244
Capital in excess of par value	1,806,272	1,414,898
Retained earnings (Deficit)	(2,397,173)	(2,024,455)

Total Stockholders' (Deficit)	(389,745)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,038	$22,042

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

	December 31, 2010	December 31, 2009
REVENUES:
Royalty	$17,600	$16,800
Sales	114,217	-
Service	11,763	-
Total Revenues	143,580	16,800

COST OF GOODS SOLD	46,524	-

GROSS PROFIT	97,056	16,800

OPERATING EXPENSES:
Consulting fees	15,075	-
Management fees	20,890	1,895
Payroll expense	24,773	-
Professional fees	31,657	21,280
Research and development	2,434	229
Travel, meals, and entertainment	3,387	2,926
Loss on goodwill impairment, AquaLiv	315,484	-
Other general and administrative	53,498	6,200

Total Operating Expenses	467,198	32,530

LOSS FROM OPERATIONS	(370,142)	(15,730)

OTHER INCOME (EXPENSE):
Interest expense	(2,577)	(857)

LOSS BEFORE INCOME TAX PROVISION	(372,718)	(16,587)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(372,718)	$(16,587)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	200,493,870	11,672,790

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	December 31, 2010	December 31 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(372,718)	$(16,587)
Adjustments to reconcile net loss to net cash by operating activities:
Depreciation	700	395
Net (increase) decrease in operating assets:
Accounts receivable	6,601	13,600
Prepaid expenses		6,400
Net increase (decrease) in operating liabilities:
Accounts payable	21,114	9,165
Credit cards payable	803	-
Customer deposits	-	(12,600)
Other liabilities	(1,485)	-

Net Cash Provided (Used) by Operating Activities	(344,985)	373

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	(5,516)	(1,000)
Net changes in inventory	(6,742)	-

Net Cash Provided (Used) by Investing Activities	(12,258)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	33,283	-
Proceeds of capital stock issuance	405,000	-

Net Cash Provided by Financing Activities	438,283	-

NET INCREASE (DECREASE) IN CASH	1,040	(627)

CASH AT BEGINNING OF PERIOD	81,034	1,015

CASH AT END OF PERIOD	$82,074	$388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,577	$857
Income taxes	$-	$-

See accompanying notes.

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2010, the Company had a retained deficit of $2,397,173 and current liabilities in excess of current assets by $389,745.  During the three months ended December 31, 2010, the Company incurred a net loss of $372,718 and negative cash flows from operations of $370,142.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is focused on the development and expansion of the Company’s technology, including remote desktop and cloud computing, VoIP telephony, water filtration and purification, and the licensing of patents, as well as exploring strategic acquisitions in the technology field.   Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended December 31, 2010, the Company’s officer, through a company in his control, loaned an additional $4,000 to the Company and its subsidiaries.  The loan bears no interest and is due on demand.  Additionally, the Company’s officer extended an additional use of credit in the amount of $1,377.75 during the same three months. The credit carries an interest rate of 15.24%.

Management Compensation - During the three months ended December 31, 2010 and 2009, respectively, the Company paid or accrued salary and management fees of $20,890 and $1,895 to its officers.

Office Space - During the three months ended December 31, 2010 and 2009, respectively, the Company paid or accrued $0 and $2,700 in rent to a former officer.

NOTE 4 - PROPERTY AND EQUIPMENT

Estimated Useful Lives		December 31, 2010

Optical equipment	5 years	$39,386
Office equipment	3 - 10 years	8,231
Computers and peripherals	5 years	16,000
Furniture and fixtures	5 years	5,516

		69,133
Less accumulated depreciation		(59,317)

Net property and equipment		$9,816

Depreciation expense for the three months ended December 31, 2010 and 2009 was $700 and $395, respectively.

NOTE 5 – AQUALIV ACQUISITION

December 31, 2010

Acquisition value

Preferred shares (per contract)	$400,000
Total Acquisition value	$400,000

Valuation classification
Physical Assets	$5,516
Cash	79,000

Goodwill	315,484
Impairment of Goodwill	(315,484)
Goodwill, net	-

Net value	$84,516

NOTE 6 – INVENTORY

December 31, 2010

Inventory - beginning of period	$-
Change in inventory	6,742

Inventory - end of period	$6,742

INFRARED SYSTEMS INTERNATIONAL
NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - CONCENTRATIONS

At December 31, 2010, 22% of the Company's accounts receivable was due from a single customer.  During the three months ended December 31, 2010, 32% of the Company’s service revenue was generated from a single customer, 100% of the Company's royalty revenues was generated from a single licensee in that category, and 1.8% of sales revenue was generated from a single customer. Compared to total revenue, 12% was generated from a single customer during the three months ended December 31, 2010, compared to the three months ended December 31, 2009, where 100% of the Company's revenues were generated from a single customer.

NOTE 8 – INCOME TAXES

At September 30, 2010, the Company has federal net operating loss carryovers of $608,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $38,545 in 2029, and $428,000 in 2030.  The Company also has a federal contribution carryover of $150 that expires in 2014.  At December 31, 2010, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.  The income tax provision consists of the following components for the three months ended December 31, 2010 and 2009:

	2010	2009
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) charged to operations	$-	$-

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the three months ended December 31, 2010 and 2009:
	2010	2009
Loss before income tax provision	$(372,718)	$(15,730)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(55,908)	$(2,360)
Tax effect of:
Meals and entertainment	508	439
Change in valuation allowance	55,400	1,921
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2010
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

June 30, 2010
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

NOTE 9 - SUBSEQUENT EVENTS

On January 27, 2011, Infrared Applications Inc. (IAI) received a payment on the defaulted promissory note in the amount of $9,400 from Take Flight Equities, Inc.

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

On April 19, 2010, the Company acquired 100% of the outstanding common stock of Focus Systems, Inc. (Focus) from Propalms, Inc. (Propalms) in exchange for 3,000,000 Common shares and 250,000 Preferred Series A shares of the Company. Additionally, the Company issued 500,000 shares of Preferred A stock to Propalms and Propalms was to invest up to $250,000 into the company over a period of 120 days. Propalms subsequently invested $17,809 and returned 464,382 Preferred Series A shares to the Company.  The primary purpose of the acquisition is to provide the Company with an operating business in the cloud computing, remote desktop, and Voice over IP telecommunications space. Included in the acquisition, the Company recognized the fair market value of property, plant and equipment at $5,000 based on as search of age comparable equipment available in the local market.  Liabilities acquired in the acquisition totaled $305,595.  Focus is held and operated as a wholly-owned subsidiary of ISI.

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

On July 26, 2010, TFE defaulted in its payment obligations under the note and voting control of the stock was subsequently transferred to Gary Ball.  On January 27, 2011, TFE began making payments on the promissory note.

On December 20, 2010, the Company filed an 8-K announcing the acquisition of an interest in AquaLiv, Inc. (“AquaLiv”) on December 16, 2010. Pursuant to the Agreement included in the filing, the Company acquired 50% of the outstanding stock of AquaLiv from Craig Hoffman for $400,000 paid in the form of 400,000 shares of Infrared Systems Series A Preferred stock valued at $1.00 per share. Mr. Hoffman will remain as AquaLiv’s President and CEO following the transaction.

AquaLiv, Inc. is a life sciences research and development company best known for its health-enhancing water purification system. Recent advancements in AquaLiv's technology uncovered a new field of biological information science. With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine, AquaLiv is ready to expand its innovative product offering.

Focus Systems, Inc.

Remote Desktop and Cloud Computing – A remote device runs the client software that implements the chosen protocol(s) and allows the user to access an entire desktop environment that is being projected from a remote server or group of servers. Although the remote device may be a personal computer running an agent, the remote device, sometimes called a “Thin Client,” does not need to have a large amount of memory or storage. In fact, it may offer no local storage at all. The remote device does not need to be based upon the same hardware architecture or operating system as used by the remote servers. It is quite possible for a small, hand held device based upon an X-scale processor running some embedded operating system to display Linux, Windows, UNIX or even Z/OS applications.

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

Infrared Applications, Inc.

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

Infrared Security System - Our infrared security system called HarmAlarm is based upon a unique and patent protected concept. The HarmAlarm utilizes two cameras (infrared or visual) directed at a common surveillance area. The locations of the cameras and their optical fields of view are pre-established and stored in a central computer database. Computer programs harmonize the information into a three dimensional grid. The camera’s processors perform image analysis on the surveillance area to detect moving objects. Information is transmitted to the central computer, and compared to information in the database for pre-defined threats. An alarm criterion is based upon object size, location, and movement. We believe this system has a powerful threat detection capability that inherently rejects false alarms.

A patent was issued by the US Patent Office to Infrared Applications Inc. PN: 7,738,008 B1, Ball, “Infrared Security System & Method”, June 15, 2010. The revolutionary nature of the new concept will require a significant effort to ascertain it value in the market.  All industry contacts are done under strict rules of mutual confidentiality.  A technology based web site has been constructed.  This web site may be viewed at http://HarmAlarm.com.  The web site contains the patent, “How it works”, potential configurations, published articles, unpublished white papers, and general marketing information. This web site is an active site with the addition of new material as it becomes available.

 AquaLiv, Inc.

Our research has revealed that all substances have an inherent information signature. Biological systems naturally understand this information and respond to it. While science has not previously detected this powerful aspect of our natural world, AquaLiv's technology can already record, catalog, and mix this bioinformation into unique composites. These composites are designed for specific applications and then programmed into water for delivery to biological systems.

With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine, AquaLiv is poised to provide innovative ingredient-free solutions to the world's problems.

AquaLiv Water System – The AquaLiv water system addresses every aspect of water to make it whole and full of vital nutrients. The system requires no electicity, is eco-friendly, removes most impurities (including harmful sodium fluoride), and creates a healthful and stable alkaline pH.  Users of the AquaLiv Water System have reported stabilized blood sugar, improvements in both high and low blood pressure, reduced allergy symptoms, less headaches, better digestion, and healthy glowing skin. Some diabetics have even reported that AquaLiv helped them decrease their insulin requirements.

AquaLiv Water Stick - AquaLiv Water Stick is a non-toxic and 100% natural mineral clay ceramic stick that features AquaLiv’s BioT™ Bioinformation Technology. While a bit complex and scientific to explain in detail, simply put, the BioT™ Ceramic enhances water with the qualities of several vitamins and herbs.  This revolutionary technology turns regular water into a powerful tonic that boosts immunity and encourages wellness. Researchers observed reduced inflammation and common colds in addition to improved hydration, digestion, strength and stamina. AquaLiv has selected several hundred of the world's most renowned medicinal herbs and compounds and blended them in perfect combinations to maximize the potential of the human body.  Available in early 2011 will be the Wellness water stick, which has proven to boost the immunity and wellbeing of over 300 test participants. Additional initiatives include an Athletic Performance water stick, and more to follow.

Infotone Face Mist - Infotone Face Mist contains a non-toxic and 100% natural mineral clay ceramic ball that features AquaLiv’s BioT™ Bioinformation Technology.   This revolutionary technology turns regular water into a powerful tonic that when misted over the face encourages optimal hydration and clear, youthful, glowing skin. Researchers observed improved hydration, suppleness, firmness, and texture and reduced dryness, oxidation, wrinkles, skin pigmentation, and blemishes.  Infotone Face Mist stands apart from other facial water misters because it isn’t just a typical water mister.  In fact, no other water mister on the market today utilizes AquaLiv’s BioT™ Bioinformation Technology. Infotone is the first cosmetic of its kind.

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

Recent advancements in AquaLiv's technology uncovered a new field of biological information science. With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine, AquaLiv is ready to expand its innovative product offering. While the economy has slowed in recent years, recent sales campaigns have produced positive results for AquaLiv.

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

Results of Operations for the Three Months Ended December 31, 2010 compared with the Three Months Ended December 31, 2009.

Revenues

The revenues for the three months ending December 31, 2010 were $143,580 as compared to $16,800 in the quarter ending December 31, 2010.  Sales revenue was added for the first time and comprised of 79.5% of our revenue for the three months ending December 31, 2010, compared to the same three months period in 2009, where zero sales revenue was recorded. Likewise, service revenue accounted for 8% and 0% of our revenues for the three months ending December 31, 2010 and 2009, respectively.  The Company’s royalty revenue has remained relatively consistent in terms of gross dollars, but has accounted for less of our overall revenue in recent quarters.  Royalty revenue accounted for 12% and 100% during the three months ending December 31, 2010 and 2009, respectively.

Cost of Goods Sold

Cost of goods sold for the three months ending December 31, 2010 and 2009 were $46,524 (32% of total revenues) and $0, respectively.

Operating Expenses

Operating expenses for the three months ending December 31, 2010 were $467,198 as compared to $32,530 for the quarter ending December 31, 2009.  The increase of $15,075 in consulting fees, increase of $18,995 in management fees, increase of $24,773 in payroll expense, increase of $10,377 in professional fees, increase of $2,205 in research and development, increase of $461 in travel expense, and increase of $47,298 in general and administrative fees is due in part to the increased costs of running additional businesses compared to the quarter ending December 31, 2009.  The increase of $315,484 in loss on goodwill impairment, AquaLiv, was due to the one time write down of goodwill attributed to the acquisition of that business during the quarter ending December 31, 2010.  The Company expects operating expenses to remain higher that previously comparable quarters as the Company expands its services.

Other Income and Expense

Interest expense for the three months ended December 31, 2010 was $2,577, as compared to $857 for the three months ended December 31, 2009.  The increase in interest expense was due to an increase in credit card debt and net borrowing.

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended December 31, 2010 was $372,718 as compared to $16,587 for the three months ended December 31, 2009.  The increase in net loss is attributed to the increase in our operating expenses due to the subsidiary changes and business additions to the Company, as well as the one time write off of goodwill attributed to the AquaLiv acquisition.

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

Our ability to continue as a going concern has caused the Board of Directors to continue to look for sources of investment capital, and investigate merger and acquisition opportunities.  We will look to further diversify our holdings and sources of cash flow.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal quarter covered by this Quarterly Report.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q for the reasons noted below in our management's report.

(b) Changes in internal controls

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide disclosure under this Part II, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

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

Date:	February 18, 2011		IFRARED SYSTEMS INTERNATIONAL
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director