Form 10-Q
period 2011-03-31
Infrared Systems International
filed 2011-05-12
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(1)

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

(2)

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2011	September 30, 2010
	(Unaudited)
CURRENT ASSETS:
Cash	$52,859	$1,034
Accounts receivable	7,633	16,008

Total Current Assets	60,491	17,042

PROPERTY AND EQUIPMENT, net	8,470	5,000

INVENTORY	17,328	—

TOTAL ASSETS	$86,290	$22,042

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$97,256	$100,513
Credit cards payable	43,834	46,262
Notes payable	278,903	260,695.00
Other liabilities	23,876	36,599.00

Total Current Liabilities	443,869	444,069

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
851,618 and 285,618 shares issued and outstanding, respectively	852	286
Common stock, $0.001 par value, 500,000,000 shares authorized,
200,493,870 and 187,243,870 shares issued and outstanding,
respectively	200,494	187,244
Capital in excess of par value	1,911,082	1,414,898
Retained earnings (deficit)	(2,470,007)	(2,024,455)

Total Stockholders' (Deficit)	(357,579)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,290	$22,042

See accompanying notes.

(3)

INFRARED SYSTEMS INTERNATIONAL

AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
REVENUES:
Royalty	$28,800	$14,400	$46,400	$31,200
Sales	119,993	—	234,210	—
Service	10,255	—	22,018	—

Total Revenues	159,048	14,400	302,628	31,200

COST OF GOODS SOLD	59,522	—	106,046	—

GROSS PROFIT	99,527	14,400	196,583	31,200

OPERATING EXPENSES:
Consulting fees	7,053	—	22,128	—
Management fees	24,030	2,197	44,920	4,092
Payroll expense	28,730	—	53,503	—
Professional fees	27,261	25,520	58,918	46,800
Research and development	4,663	366	7,097	595
Travel, meals, and entertainment	3,453	2,042	6,840	4,968
Loss on goodwill impairment, AquaLiv	—	—	315,484	—
Other general and administrative	92,804	6,569	146,302	12,769

Total Operating Expenses	187,994	36,694	655,192	69,224

LOSS FROM OPERATIONS	(88,467)	(22,294)	(458,609)	(38,024)

OTHER INCOME (EXPENSE):
Recapture loss on impairment of note receivable	19,400	—	19,400	—
Interest expense	(3,767)	(972)	(6,344)	(1,829)

LOSS BEFORE INCOME TAX PROVISION	(72,834)	(23,266)	(445,553)	(39,853)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(72,834)	$(23,266)	$(445,553)	$(39,853)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	200,493,870	11,672,790	200,493,870	11,672,790

* Weighted average shares outstanding reflect the 10:1 forward split on 5/14/2010

See accompanying notes.

(4)

INFRARED SYSTEMS INTERNATIONAL

AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	For the Six Months
	Ended March 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(445,552)	$(39,853)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation	2,046	790
Net (increase) decrease in operating assets:
Accounts receivable	8,375	16,000
Prepaid expenses	—	6,400
Net increase (decrease) in operating liabilities:
Accounts payable	(3,257)	28,839
Credit cards payable	(2,428)	—
Customer deposits	—	(13,800)
Other liabilities	(12,723)	—

Net Cash Provided (Used) by Operating Activities	(453,539)	(1,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	(5,516)	(1,000)
Net changes in inventory	(17,328)	—
Capital stock issuance for asset purchase	400,000	—

Net Cash Provided (Used) by Investing Activities	377,156	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes, net	18,208	1,807
Proceeds of capital stock issuance	110,000	—

Net Cash Provided by Financing Activities	128,208	1,807

NET INCREASE (DECREASE) IN CASH	51,825	(817)

CASH AT BEGINNING OF PERIOD	1,034	1,015

CASH AT END OF PERIOD	$52,859	$198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,344	$1,829
Income taxes	$—	$—

See accompanying notes.

(5)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2011, the Company had a retained deficit of $2,470,077 and current liabilities in excess of current assets by $357,579.  During the six months ended March 31, 2011, the Company incurred a net loss of $445,553 and negative cash flows from operations of $458,609.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended March 31, 2011, the Company and its subsidiaries maintained a debt to its officer, through a company in his control, in the amount of $15,088.  The loan bears no interest and is due on demand.  Additionally, the Company’s officer extends the use of credit, which was reduced by $2,436 during the same three months. The credit carries an interest rate of 15.24%.

Management Compensation - During the three months ended March 31, 2011 and 2010, respectively, the Company paid or accrued salary and management fees of $15,000 and $4,092 to its current and former officers.

Office Space - During the three months ended March 31, 2011 and 2010, respectively, the Company paid or accrued $0 and $5,400 in rent to a former officer.

Recapture loss on impairment of note – During the three months ended March 31, 2011, Take Flight Equities, Inc., a company under the control of the Company’s officer, paid $19,400 towards the previously defaulted promissory note to Infrared Applications Inc. (IAI).

NOTE 4 - PROPERTY AND EQUIPMENT

Estimated Useful Lives		December 31, 2010

Optical equipment	5 years	$39,386
Office equipment	3 - 10 years	8,231
Computers and peripherals	5 years	16,000
Furniture and fixtures	5 years	5,516

		69,133
Less accumulated depreciation		(60,663)

Net property and equipment		$8,470

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,346 and $790, respectively.

NOTE 5 – AQUALIV ACQUISITION

December 31, 2010

Acquisition value

Preferred shares (per contract)	$400,000
Total Acquisition value	$400,000

Valuation classification
Physical assets	$5,516
Cash	79,000

Goodwill	315,484
Impairment of Goodwill	(315,484)
Goodwill, net	-

Net value	$84,516

We have accounted for the AquaLiv acquisition as a business combination in accordance with FASB ASC 805 and have consolidated our accounting accordingly. Additionally, the acquisition was recorded at its fair market value in that the cash, computer equipment, and inventory were recorded at their fair market value on the date of the acquisition. Impairment of goodwill from the date of acquisition through the end of the quarter was written off to its net realizable value in the statement of operations.

NOTE 6 – INVENTORY

December 31, 2010

Inventory - beginning of period	$6,742
Change in inventory	10,586

Inventory - end of period	$17,328

(6)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - CONCENTRATIONS

At March 31, 2011, 27% of the Company's accounts receivable was due from a single customer.  During the three months ended March 31, 2011, 44% of the Company’s service revenue was generated from a single customer, 100% of the Company's royalty revenues was generated from a single licensee in that category, and 1.8% of sales revenue was generated from a single customer. Compared to total revenue, 18% was generated from a single customer during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, where 100% of the Company's revenues were generated from a single customer.

NOTE 8 – INCOME TAXES

At March 31, 2011, the Company has federal net operating loss carryovers of $608,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $38,545 in 2029, and $428,000 in 2030.  The Company also has a federal contribution carryover of $150 that expires in 2014.  At March 31, 2011, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.  The income tax provision consists of the following components for the six months ended March 31, 2011 and 2010:

	2011	2010
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) charged to operations	$-	$-

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the six months ended March 31, 2011 and 2010:

	2011	2010
Loss before income tax provision	$(445,553)	$(39,853)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(66,833)	$(5,978)
Tax effect of:
Meals and entertainment	1,026	70
Change in valuation allowance	65,807	5,908
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

March 31, 2011
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

These amounts have been presented in the financial statements as follows:

March 31, 2011
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

NOTE 9 - SUBSEQUENT EVENTS

None.

(7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management discussions contain certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "will," "plan," "should," "seek," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current view of management regarding future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual actions or results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The following discussion and analysis should be read in conjunction with the company's consolidated financial statements and related footnotes for the year ended September 30, 2010. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

On April 12, 2010, ISI sold a majority interest in its common stock to Take Flight Equities, Inc (TFE). As part of the agreement, a change in control took place and William Wright was appointed CEO of ISI.  Also included in the agreement were provisions for the future distribution of the IAI assets to the ISI shareholders of record on March 23, 2010 within 15 months of the agreement. Recent discussion between IAI and the Company have included the possibility of prolonging this distribution until the financial and economic climate for both the Company and IAI are more conducive to such a distribution.

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

On December 20, 2010, the Company filed an 8-K announcing the acquisition of an interest in AquaLiv, Inc. (“AquaLiv”) on December 16, 2010. Pursuant to the Agreement included in the filing, the Company acquired 50% of the outstanding stock of AquaLiv from Craig Hoffman for $400,000 paid in the form of 400,000 shares of Infrared Systems Series A Preferred stock valued at $1.00 per share. Mr. Hoffman remains as AquaLiv’s President and CEO following the transaction.

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

(8)

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

A patent was issued by the US Patent Office to Infrared Applications Inc. PN: 7,738,008 B1, Ball, “Infrared Security System & Method”, June 15, 2010. The revolutionary nature of the new concept will require a significant effort to ascertain it value in the market.  All industry contacts are done under strict rules of mutual confidentiality.  A technology based web site has been constructed.  This web site may be viewed at http://HarmAlarm.com .  The web site contains the patent, “How it works”, potential configurations, published articles, unpublished white papers, and general marketing information. This web site is an active site with the addition of new material as it becomes available.

IAI’s business strategy for 2011-12 will be to concentrate on the initial phase for Harm Alarm, which is a retrofit for existing Security Systems. We believe that this market will be easiest to penetrate and gain traction with the least investment. We are in discussion with software development companies to contract for a prototype demonstration unit for the retrofit market. We hope to announce an agreement to start this activity in the near future. This demonstrator will allow the HarmAlarm patent protected benefit to be demonstrated at vendor’s sites using their camera equipment. We expect to receive immediate market defining feedback which will allow us to launch our licensing program for retrofit systems.

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

AgSmart™ Rice – AgSmart™ Rice has demonstrated over 100% crop yield increase over test control yield (same seeds, same practices, adjacent parcel) while decreasing duration before harvest by one month. It is also more resistant to pests, disease, and storms. All AgSmart™ products are 100% natural and organic standards compliant. Based on our experience, we do not expect all farms to achieve a 100% yield increase, but rather a 30-60% increase will be average.

(9)

Overview of Operations

The serious crash of the world’s financial markets and credit institutions are of a major concern to us.  Our existing EVS markets were initially unaffected but as the recession has deepened our sales have declined by approximately 40%.  We believe the earliest for a recovery will come from Gulfstream’s G-250 sales beginning in 2011.  The G-250 has been acclaimed by industry experts as a superior aircraft.  Whether this will translate into sales, and the world market will generate the new customers is yet to be determined.  The management of ISI/IAI is concerned that for a multitude of reasons Kollsman could without notice or recourse cease EVS sales operations.  These threats come from within and outside of the Elbit Corporation.  The external threats are from competing technologies, from like technology improvements, and from regulatory issues.  Internal threats recognize commercial aviation is not a core business of Elbit, a very large Aerospace company.  Thus the scrutiny on what is best for the parent corporation is a recurring topic.  Elbit has sent out mixed signals, expressing a desire to expand the corporation on one hand, to a desire to divest their commercial aviation on the other.

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

Liquidity and Capital Resources

National and global economic conditions have continued to be challenging and unprecedented, particularly in the investment, credit and financial markets. Concerns continue about the impact and the effect the Federal government’s stimulus packages, inflation, volatile energy costs, availability and expenses of credit, stock market swings and the national unemployment will play a role in our future. Businesses today are at risk due to limited credit, illiquid credit markets, and an increasingly cautious finance community, all of which leads many institutional investors and private investors to reduce and/or cease funding to borrowers. If the current economic and credit market conditions continue in this manner, more businesses will close and consumer’s confidence will wane even further. Our company is experiencing a direct impact of the above mentioned economic conditions because certain private investors, although optimistic of our industry’s long-term outlook and our business model/plan, are not willing at this time to commit funds until they see an upward trend in the national economy. In addition, many individuals across the nation are facing uncertainties with their continued employment, coupled with higher living costs, are curtailing or eliminating their spending habits and refraining from making changes in their operations.

Results of Operations for the Three and Six Months Ended March 31, 2011 compared with the Three and Six Months Ended March 31, 2010.

Revenues

The revenues for the three months ending March 31, 2011 were $159,048 as compared to $14,400 in the quarter ending March 31, 2010. Revenues were $302,628 for the six months ended March 31, 2011, as compared to $31,200 for the six months ended March 31, 2010.  Sales revenue was added in the first quarter of 2011 as a direct result of the AquaLiv acquisition and comprised of 75.4% and 77.4% of our revenue for the three and six months ending March 31, 2011, respectively, compared to the same three and six month periods in 2010, where zero sales revenue was recorded. Likewise, as a result of the Focus Systems acquisition in the third quarter of 2010, service revenue accounted for 6.4% and 7.2% of our revenues for the three and six months ending March 31, 2011, respectively, compared to the same three and six month periods in 2010, where zero service revenue was recorded.  The Company’s royalty revenue has remained relatively consistent in terms of gross dollars, but has accounted for less of our overall revenue in recent quarters.  Royalty revenue accounted for 18.1% and 15.3% during the three and six months ending March 31, 2011, respectively, compared to the same three and six month periods in 2010, where 100% of our revenue was derived from royalty revenue. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; Royalty revenue is recorded as earned in the month it is received; and service revenue is bill in advance on the first day of the month that service is rendered.

Cost of Goods Sold

Cost of goods sold for the three and six months ending March 31, 2011 were $59,522 (37.4% of total revenues) and $106,046 (35% of total revenues), respectively, compared to $0 for the same three and six month periods ending March 31, 2010.

Operating Expenses

Operating expenses for the three months ending March 31, 2011 were $187,994 as compared to $36,694 for the quarter ending March 31, 2010.  The increase of $7,053 in consulting fees, increase of $21,833 in management fees, increase of $28,730 in payroll expense, increase of $1,741 in professional fees, increase of $4,297 in research and development, increase of $1,411 in travel expense, and increase of $86,235 in general and administrative fees is due in part to the increased costs of running additional businesses compared to the quarter ending March 31, 2010. The operation expenses for the six months ending March 31, 2011 were $655,192 as compared to $69,224 for the six months ending March 31, 2010.  The increase of $22,128 in consulting fees, increase of $40,828 in management fees, increase of $53,503 in payroll expense, increase of $12,118 in professional fees, increase of $6,502 in research and development, increase of $1,872 in travel expense, and increase of $133,533 in general and administrative fees is due in part to the increased costs of running additional businesses compared to the six months ending March 31, 2010.  The increase of $315,484 in loss on goodwill impairment, AquaLiv, was due to the one time write down of goodwill attributed to the acquisition of that business during the six months ending March 31, 2011.  The Company expects operating expenses to remain higher that previously comparable periods as the Company expands its services.

Other Income and Expense

Interest expense for the three months ended March 31, 2011 was $3,767 as compared to $972 for the three months ended March 31, 2010, and was $6,344 for the six months ended March 31, 2011 as compared to $1,829 for the six months ended March 31, 2010.   The increase in interest expense is due to an increase in credit card debt and net borrowing.

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended March 31, 2011 was $72,834 as compared to $23,266 for the three months ended March 31, 2010.  The increase in net loss is attributed to the increase in our operating expenses due to the subsidiary changes and business additions to the Company. The net loss for the six months ended March 31, 2011 was $445,553 as compared to $39,853 for the six months ended March 31, 2010.  The increase in net loss is attributed to the increase in our operating expenses due to the subsidiary changes and business additions to the Company, as well as the one time write off of goodwill attributed to the AquaLiv acquisition.

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

(10)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

 As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, ending March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(11)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide disclosure under this Part II, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

(12)

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

(13)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12, 2011		INFRARED SYSTEMS INTERNATIONAL
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director