Form 10-Q/A
period 2010-06-30
Infrared Systems International
filed 2011-05-17
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

(2)

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2010	September 30, 2009
CURRENT ASSETS:
Cash	$6,385	$1,015
Accounts receivable	5,845	30,400
Prepaid expenses	200	8,174
Investment	232,191	-
Total Current Assets	244,621	39,589

PROPERTY AND EQUIPMENT, net	5,000	6,802
NOTE RECEIVABLE	170,000	-
DEFINITE-LIFE INTANGIBLE ASSETS	-	33,970

TOTAL ASSETS	$419,621	$80,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,378	$25,425
Credit Card Payable	4,274	242,871
Customer deposits	-	66,168
Shareholder loans	246,921	-
Other Current Liabilities	59,459	-
Total Current Liabilities	362,032	91,593

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 750,000 shares issued and outstanding	750	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 177,244,960 shares issued and outstanding	177,245	1,167
Additional Paid in Capital	1,329,968	1,003,452
Retained earnings (deficit)	(1,450,374)	(1,015,851)
Total Stockholders’ Equity	57,589	(11,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,621	$80,361

See accompanying notes

(3)

INFRARED SYSTEMS INTERNATIONAL

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Royalty	$55,590	$33,600	$86,790	$84,000
Service	15,707	-	15,707	-
Total Revenue	71,297	33,600	102,497	84,000

COST OF GOOD SOLD	4,273	-	4,273	-

GROSS PROFIT	67,024	33,600	98,224	84,000

OPERATING EXPENSES:
Professional fees	21,449	9,698	68,249	55,780
Travel, meals, and entertainment	-	5,603	4,968	15,960
Management fees	28,814	2,145	32,906	17,466
Research and development	2,755	826	3,350	2,596
Loss on goodwill impairment, Focus	305,000	-	305,000	-
Loss on impairment of assets, IAI	34,970	-	34,970	-
Other general and administrative	64,655	7,089	77,4244	13,811
Total Operating Expenses	457,643	25,361	526,867	105,613

INCOME (LOSS) FROM OPERATIONS	(390,620)	8,239	(428,644)	(21,613)

OTHER INCOME (EXPENSE):
Interest expense	(4,050)	(647)	(5,879)	(1,900)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(394,670)	7,592	(434,523)	(23,513)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(394,670)	$7,592	$(434,523)	$(23,513)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.01	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	177,224,960	1,167,279	66,863,513	2,636,568

See accompanying notes

(4)

INFRARED SYSTEMS INTERNATIONAL

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,523)	$(23,513)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,802	474
Impairment of intangible assets	33,970	-
Loss on goodwill impairment, Focus	305,000	-

Net (increase) decrease in operating assets:
Accounts receivable	24,551	(20,000)
Prepaid expenses	7,974	-
Net increase (decrease) in operating liabilities:
Accounts payable and credit cards payable	(212,644)	3,660
Customer deposits	-	(15,997)
Other current liabilities	59,459	-
Net Cash Provided (Used) by Operating Activities	(214,411)	(55,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment	-	(4,500)
Intangible assets	-	(13,005)
Net Cash Provided (Used) by Investing Activities	-	(17,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital investment	28,344	-
Proceeds from shareholder loans	14,730	-
Net Cash Provided by Financing Activities	43,064	-

NET INCREASE (DECREASE) IN CASH	5,370	(72,881)

CASH AT BEGINNING OF PERIOD	1,015	93,327

CASH AT END OF PERIOD	$6,385	$20,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,879	$1,900
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In December 2008, the Company cancelled 4,832,721 common stock shares previously owned by CSBI	$-	$4,833
Addition to investment and Shareholder loan	$232,191	$-

See accompanying notes.

(5)

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2010, the Company had a retained deficit of $1,450,374 , current liabilities of $362,032 , and current assets of $419,621 .  During the nine months ended June 30, 2010, the Company incurred a net loss of $428,644 and negative cash flows from operations of $71,088.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(6)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Life	June 30, 2010
Patent application	Not Applicable	$34,970
		34,970
Less net transfer to subsidiary		(34,970)
Net definite-life intangible assets		$0

The Company's definite-life intangible assets consist of attorney fees for a patent application. The patent has been distributed to the Company’s subsidiary, IAI.

Focus Systems Acquisition	September 30, 2010

Acquisition value
Common shares (per closing stock price)	$60,000
Preferred shares (per contract)	250,000
Total Acquisition value	$310,000

Valuation classification
Physical Assets	$5,000

Goodwill	305,000
Impairment of Goodwill	(305,000)
Goodwill, net	-

Net value	$5,000

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

(7)

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

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the nine months ended June 30, 2010 and 2009:

	2010	2009
Loss before income tax provision	$(434,523)	$(23,513)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(65,178)	$(3,527)
Tax effect of:
Meals and entertainment	70	303
Change in valuation allowance	65,108	3,224
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

June 30, 2010
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

June 30, 2010
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
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

(8)

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

(9)

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

(10)

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

Operating Expenses

Operating expenses for the three months ending June 30, 2010 were $457,643 as compared to $25,361 for the quarter ending June 30, 2009.  The Company took a onetime loss on goodwill impairment of $305,000 from the Focus Systems acquisition. The Company also fully impaired the assets of Infrared Applications Inc in the amount of $34,970. The increase of $127,282 in professional fees, increase of $26,669 in management fees, and increase of $57,566 in general and administrative fees due in part to the costs of the shifting of our business assets to a subsidiary and the recently completed acquisition.  Research and development fees was increased $1,929 while we completed our recently granted patent.  Travel expenses were reduced to $0 as part of management’s cost contained plan.  The operating expenses for the nine months period ending June 30, 2010 was $526,867 as compared to $105,613 in the nine months ending June 30, 2009.  The increase of $421,254 (399%) was attributed to the additional business subsidiaries and their associated expense as well as the loss on goodwill impairment from the Focus Systems acquisition.  The Company expects operating expenses to remain higher than previously comparable quarters as the Company expands its services.

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

Net Profit (Loss) Before Provision for Income Taxes

The net loss for the three months ended June 30, 2010 was $394,670 as compared to a net profit of $7,592 for the three months ended June 30, 2009.  The increase in net loss compared to the previous net profit was due to the decreased marginal revenues from EVS sales, the increase in our operating expenses due to the subsidiary changes and additions to the business, and the loss on goodwill impairment from the Focus Systems acquisition.  The net loss for the nine months ended June 30, 2010 was $434,523 as compared to a net loss for the nine months ended June 30, 2009 of $23,513.  The increase in net loss for the nine month period was due primarily to the loss on goodwill impairment from the Focus acquisition as well as an increase in operating expenses.

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

(11)

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

(12)

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