Form 10-Q/A
period 2010-12-31
Infrared Systems International
filed 2011-05-18
CIK 1418115

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

(2)

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

AND ITS WHOLLY OWNED SUBSIDIARIE

SCONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2010	2010
	(unaudited)

CURRENT ASSETS:
Cash	$82,074	$1,034
Accounts receivable	9,407	16,008

Total Current Assets	91,481	17,042

PROPERTY AND EQUIPMENT, net	9,816	5,000

INVENTORY	6,742	—

TOTAL ASSETS	$108,038	$22,042

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$121,627	$100,513
Credit cards payable	47,065	46,262
Notes payable	293,977	260,695
Other liabilities	35,114	36,599

Total Current Liabilities	497,783	444,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 661,618 and 285,618 shares issued and outstanding, respectively	662	286
Common stock, $0.001 par value, 500,000,000 shares authorized, 200,493,870 and 187,243,870 shares issued and outstanding, respectively	200,494	187,244
Capital in excess of par value	1,806,272	1,414,898
Retained earnings (Deficit)	(2,397,173)	(2,024,455)

Total Stockholders' (Deficit)	(389,745)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,038	$22,042

See accompanying notes.

(3)

INFRARED SYSTEMS INTERNATIONAL

AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

	December 31, 2010	December 31, 2009
REVENUES:
Royalty	$17,600	$16,800
Sales	114,217	—
Service	11,763	—
Total Revenues	143,580	16,800

COST OF GOODS SOLD	46,524	—

GROSS PROFIT	97,056	16,800

OPERATING EXPENSES:
Consulting fees	15,075	—
Management fees	20,890	1,895
Payroll expense	24,773	—
Professional fees	31,657	21,280
Research and development	2,434	229
Travel, meals, and entertainment	3,387	2,926
Loss on goodwill impairment, AquaLiv	315,484	—
Other general and administrative	53,498	6,200

Total Operating Expenses	467,198	32,530

LOSS FROM OPERATIONS	(370,142)	(15,730)

OTHER INCOME (EXPENSE):
Interest expense	(2,577)	(857)

LOSS BEFORE INCOME TAX PROVISION	(372,718)	(16,587)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(372,718)	$(16,587)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	200,493,870	11,672,790

See accompanying notes.

(4)

INFRARED SYSTEMS INTERNATIONAL

AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	December 31, 2010	December 31 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(372,718)	$(16,587)
Adjustments to reconcile net loss to net cash by operating activities:
Depreciation	700	395
Net (increase) decrease in operating assets:
Accounts receivable	6,601	13,600
Prepaid expenses		6,400
Net increase (decrease) in operating liabilities:
Accounts payable	21,114	9,165
Credit cards payable	803	—
Customer deposits	—	(12,600)
Other liabilities	(1,485)	—

Net Cash Provided (Used) by Operating Activities	(344,985)	373

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	(5,516)	(1,000)
Net changes in inventory	(6,742)	—
Capital stock issued for purchase of assets	400,000	—

Net Cash Provided (Used) by Investing Activities	387,742	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	33,283	—
Proceeds of capital stock issuance	5,000	—

Net Cash Provided by Financing Activities	38,283	—

NET INCREASE (DECREASE) IN CASH	1,040	(627)

CASH AT BEGINNING OF PERIOD	81,034	1,015

CASH AT END OF PERIOD	$82,074	$388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,577	$857
Income taxes	$—	$—

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

(6)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 5 – AQUALIV ACQUISITION

December 31, 2010

Acquisition value

Preferred shares (per contract)	$400,000
Total Acquisition value	$400,000

Valuation classification
Physical assets	$5,516
Cash	79,000

Goodwill	315,484
Impairment of Goodwill	(315,484)
Goodwill, net	—

Net value	$84,516

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

NOTE 6 – INVENTORY

December 31, 2010

Inventory - beginning of period	$—
Change in inventory	6,742

Inventory - end of period	$6,742

(7)

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

	2010	2009
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—
Net income tax expense (benefit) charged to operations	$—	$—

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the three months ended December 31, 2010 and 2009:

	2010	2009
Loss before income tax provision	$(372,718)	$(15,730)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(55,908)	$(2,360)
Tax effect of:
Meals and entertainment	508	439
Change in valuation allowance	55,400	1,921
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2010
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

These amounts have been presented in the financial statements as follows:

June 30, 2010
Current deferred tax asset (liability)	$—
Non-current deferred tax asset (liability)	—
$—

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

On April 19, 2010, the Company acquired 100% of the outstanding common stock of Focus Systems, Inc. (Focus) from Propalms, Inc. (Propalms) in exchange for 3,000,000 Common shares and 250,000 Preferred Series A shares of the Company. Additionally, the Company issued 500,000 shares of Preferred A stock to Propalms and Propalms was to invest up to $250,000 into the company over a period of 120 days. Propalms subsequently invested $17,809 and returned 464,382 Preferred Series A shares to the Company.  The primary purpose of the acquisition is to provide the Company with an operating business in the cloud computing, remote desktop, and Voice over IP telecommunications space. Included in the acquisition, the Company recognized the fair market value of property, plant and equipment at $5,000 based on as search of age comparable equipment available in the local market.  Liabilities acquired in the acquisition totaled $305,595 .  Focus is held and operated as a wholly-owned subsidiary of ISI.

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

(9)

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

(10)

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

(11)

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

Results of Operations for the Three Months Ended December 31, 2010 compared with the Three Months Ended December 31, 2009.

Revenues

The revenues for the three months ending December 31, 2010 were $143,580 as compared to $16,800 in the quarter ending December 31, 2010.  Sales revenue was added for the first time as a direct result of the AquaLiv acquisition and comprised of 79.5% of our revenue for the three months ending December 31, 2010, compared to the same three months period in 2009, where zero sales revenue was recorded. Likewise, service revenue accounted for 8% and 0% of our revenues for the three months ending December 31, 2010 and 2009, respectively.  The Company’s royalty revenue has remained relatively consistent in terms of gross dollars, but has accounted for less of our overall revenue in recent quarters.  Royalty revenue accounted for 12% and 100% during the three months ending December 31, 2010 and 2009, respectively. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; Royalty revenue is recorded as earned in the month it is received; and service revenue is bill in advance on the first day of the month that service is rendered.

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

(12)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, ending December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

(13)

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

(14)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 17, 2011		IFRARED SYSTEMS INTERNATIONAL
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director

(15)