Form 10-Q
period 2011-06-30
Infrared Systems International
filed 2011-08-22
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 22, 2011, there were 277,617,428 shares of common stock outstanding.

(1)

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

(2)

PART I

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 3,528	$ 1,034
Accounts receivable	6,395	16,008

Total Current Assets	9,923	17,042

PROPERTY AND EQUIPMENT, net	9,127	5,000

INVENTORY	14,513	-

TOTAL ASSETS	$ 33,563	$ 22,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 105,993	$ 146,775
Notes payable	221,329	260,695
Other liabilities	20,946	36,599

Total Current Liabilities	348,268	444,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
861,618 and 285,618 shares issued and outstanding, respectively	862	286
Common stock, $0.001 par value, 500,000,000 shares authorized,
246,822,190 and 187,243,870 shares issued and outstanding, respectively	246,822	187,244
Additional paid in capital	1,891,446	1,414,898
Retained (deficit)	(2,453,835)	(2,024,455)

Total Stockholders' (Deficit)	(314,705)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 33,563	$ 22,042

(3)

INFRARED SYSTEMS INTERNATIONAL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
REVENUES:

Royalty	$ 53,600	55,590	100,000	86,790
Sales	103,719	-	337,929	-
Service	11,531	15,707	33,549	15,707

Total Revenues	168,850	71,297	471,478	102,497

COST OF GOODS SOLD	45,756	4,273	151,802	4,273

GROSS PROFIT	123,094	67,024	319,677	98,224

OPERATING EXPENSES:
Consulting fees	34,910	-	57,038	-
Management fees	26,190	28,814	71,110	32,906
Payroll expense	32,904	-	86,407	-
Professional fees	14,332	21,449	73,250	68,249
Research and development	1,146	2,755	8,243	3,350
Travel, meals, and entertainment	3,115	-	9,955	4,968
Loss on goodwill impairment, AquaLiv	-	-	315,484	-
Loss on goodwill impairment, Focus	-	305,000	-	305,000
Loss on goodwill impairment, IAI	-	34,970	-	34,970
Other general and administrative	64,126	64,655	210,428	77,424

Total Operating Expenses	176,724	457,643	831,916	526,867

LOSS FROM OPERATIONS	(53,630)	(390,619)	(512,239)	(428,644)

OTHER INCOME (EXPENSE):
Recapture of loss on impairment of
note receivable	-	-	19,400	-
Gain on distribution of IAI, net	74,353	-	74,353	-
Interest expense	(4,551)	(4,050)	(10,895)	(5,879)

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION	16,172	(394,669)	(429,381)	(434,523)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 16,172	(394,669)	(429,381)	(434,523)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$ 0.00	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	229,270,190	177,224,960	209,253,370	66,863,513

(4)

INFRARED SYSTEMS INTERNATIONAL

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended June 30,
	(Restated)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (429,381)	$ (434,523)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	2,746	1,802
Impairment of intangible assets	-	33,970
Impairment of goodwill-Aqualiv	315,484	-
Loss on goodwill impairment, Focus	-	305,000
Gain on distribution of IAI, net of intercompany transfers	(18,298)	-
Net (increase) decrease in operating assets:
Accounts receivable	9,613	24,551
Prepaid expenses	-	7,974
Net increase (decrease) in operating liabilities:
Accounts payable and credit cards payable	(40,782)	(212,644)
Other liabilities	(10,019)	59,459

Net Cash (Used in) Operating Activities	(170,637)	(214,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	(1,357)	(1,000)
Net changes in inventory	(14,513)	-
Capital stock issuance for asset purchase	-	-

Net Cash (Used in) Investing Activities	(15,870)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	-	14,730
Proceeds of capital stock issuance	189,000	206,051

Net Cash Provided by Financing Activities	189,000	220,781

NET INCREASE IN CASH	2,493	5,370

CASH AT BEGINNING OF PERIOD	1,034	1,015

CASH AT END OF PERIOD	$ 3,528	$ 6,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 10,895	$ 5,879
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and accrued interest	$45,000	-
Issuance of common stock for acquisition	$400,000	-

(5)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2011, the Company had a retained deficit of $2,453,835 and current liabilities in excess of current assets by $338,345.  During the nine months ended June 30, 2011, the Company incurred a net loss of $429,381 and negative cash flows from operations of $170,637.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is focused on the development and expansion of the Company’s technology, including water filtration and purification, bioinformation and life sciences, remote desktop and cloud computing, VoIP telephony, and the licensing of patents, as well as exploring strategic acquisitions in the technology field.   Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended June 30, 2011, the Company and its subsidiaries maintained a debt to its officer, through a company in his control, in the amount of $19,088.  The loan bears no interest and is due on demand.  Additionally, the Company’s officer extends the use of credit, which was reduced by $1,478 during the same three months. The credit carries an interest rate of 15.24%.

Management Compensation - During the three months ended June 30, 2011 and 2010, respectively, the Company paid or accrued salary and management fees of $26,190 and $28,814 to its current and former officers.

Office Space - During the three months ended June 30, 2011 and 2010, respectively, the Company paid or accrued $0 and $5,400 in rent to a former officer.

NOTE 4 - PROPERTY AND EQUIPMENT

Estimated Useful Lives		June 30, 2011

Optical equipment	5 years	$39,386
Office equipment	3 - 10 years	8,231
Computers and peripherals	5 years	16,000
Furniture and fixtures	5 years	6,873

		70,490
Less accumulated depreciation		(61,363)

Net property and equipment		$9,127

Depreciation expense for the nine months ended June 30, 2011 and 2010 was $2,746 and $1,802, respectively.

NOTE 5 – AQUALIV ACQUISITION

June 30, 2011

Acquisition value

Preferred shares (per contract)	$400,000
Total Acquisition value	$400,000

Valuation classification
Physical assets	$5,516
Cash	79,000

Goodwill	315,484
Impairment of Goodwill	(315,484
Goodwill, net	-

Net value	$84,516

We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, and we are required to consolidate its financials accordingly. Additionally, the acquisition was recorded at its fair market value in that the cash, computer equipment, and inventory were recorded at their fair market value on the date of the acquisition. Impairment of goodwill from the date of acquisition was written off to its net realizable value in the accompanying statements of operations.

(6)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – INVENTORY

Inventories are comprised of the following amounts at the respective dates:
June 30, 2011

Raw materials	$6,761
Work in process	2,157
Finished goods	5,595
Provision for obsolete inventories	-0-
Inventory - end of period	$14,513

There was no inventory as of September 30, 2010.

NOTE 7 - CONCENTRATIONS

At June 30, 2011, 32% of the Company's accounts receivable was due from a single customer.  During the three months ended June 30, 2011, 28% of the Company’s service revenue was generated from a single customer, 100% of the Company's royalty revenues was generated from a single licensee in that category, and 1.8% of sales revenue was generated from a single customer. Compared to total revenue, 18% was generated from a single customer during the three months ended June 30, 2011, compared to the three months ended June 30, 2010, where 78% of the Company's revenues were generated from a single customer.

NOTE 8 – INCOME TAXES

At June 30, 2011, the Company has federal net operating loss carryovers of approximately $609,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $38,545 in 2029, and $428,000 in 2030.  The Company also has a federal contribution carryover of $150 that expires in 2014.  At June 30, 2011, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.  The income tax provision consists of the following components for the nine months ended June 30, 2011 and 2010:

	2011	2010
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) charged to operations	$-	$-

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the nine months ended June 30, 2011 and 2010:

	2011	2010
Loss before income tax provision	$(429,381)	$(434,523)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(64,407)	$(19,428)
Tax effect of:
Meals and entertainment	1,493	70
Change in valuation allowance	62,914	19,358
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

June 30, 2011
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

These amounts have been presented in the financial statements as follows:

June 30, 2011
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

NOTE 9 - SUBSEQUENT EVENTS

On August 1, 2011, the Company filed a Form 8-K/A indicating that they had completed the previously arranged distribution of the Infrared Applications, Inc. (IAI) assets on June 22, 2011. Under the terms of the agreement, the assets of IAI were to be distributed within 15 months of the date of the original agreement.

On August 4, 2011, the Company obtained $50,000 in financing from a creditor. The note accrues interest at a rate of 8% per annum, is due 9 months after issuance, and may be converted into common stock after 6 months at a 45% discount to the market. A derivative liability will be included in the Company’s financial statements for the year ended September 30, 2011.

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

On December 20, 2010, the Company filed an 8-K announcing the acquisition of an interest in AquaLiv, Inc. (“AquaLiv”) on December 16, 2010. Pursuant to the Agreement included in the filing, the Company acquired 50% of the outstanding stock of AquaLiv from Craig Hoffman for $400,000 paid in the form of 400,000 shares of Infrared Systems Series A Preferred stock valued at $1.00 per share.  The Company concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, and we are required to consolidate its financials accordingly. The remaining 50% non-controlling interest of AquaLiv is owned by Craig Hoffman. Mr. Hoffman remains as AquaLiv’s President and CEO following the transaction.

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

On June 22, 2011, the Company completed the distribution of the IAI assets in accordance with a previously executed agreement. Under the agreement, all of the outstanding stock of IAI has been transferred to Gary Ball (“Ball”) in accordance with the Agreement. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010, upon the earlier of the foregoing occurrence: (i) the net proceeds from the sale of substantially all of the assets of IAI or (ii) Ball elects to make a Subsidiary Stock Distribution. Any cost incurred in connection with a Subsidiary Distribution shall be the responsibility of Ball. There is no certainty as to when or if a Subsidiary Stock Distribution will occur.

(8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Con’t

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

(9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Con’t

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

Infrared Applications, Inc. became a discontinued operation on June 22, 2011 following the distribution of those assets as outlined in a previously executed agreement. Revenue and expenses have been reported through June 22, 2011.

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

Results of Operations for the Three and Nine Months Ended June 30, 2011 compared with the Three and Nine Months Ended June 30, 2010.

Revenues

The revenues for the three months ending June 30, 2011 were $168,850 as compared to $71,297 in the quarter ending June 30, 2010. Revenues were $471,478 for the nine months ended June 30, 2011, as compared to $102,497 for the nine months ended June 30, 2010.  Sales revenue was added in the first quarter of 2011 as a direct result of the AquaLiv acquisition and comprised of 61.4% and 71.7% of our revenue for the three and nine months ending June 30, 2011, respectively, compared to the same three and nine month periods in 2010, where zero sales revenue was recorded. Likewise, as a result of the Focus Systems acquisition in the third quarter of 2010, service revenue accounted for 6.8% and 7.1% of our revenues for the three and nine months ending June 30, 2011, respectively, compared to the same three and nine month periods in 2010, where zero service revenue was recorded.  The Company’s royalty revenue has remained relatively consistent in terms of gross dollars, but has accounted for less of our overall revenue compared to prior years.  Royalty revenue accounted for 31.7.1% and 21.2% during the three and nine months ending June 30, 2011, respectively, compared to the same three and nine month periods in 2010, where 78.4% and 84.7%, respectively, of our revenue was derived from royalty revenue. Royalty revenue was discontinued on June 22, 2011. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; Royalty revenue is recorded as earned in the month it is received; and service revenue is bill in advance on the first day of the month that service is rendered.

Cost of Goods Sold

Cost of goods sold for the three and nine months ending June 30, 2011 were $45,756 (27.1% of total revenues) and $151,802 (32.2% of total revenues), respectively, compared to $4,273 (6% of total revenues) and $4,273 (4.2% of total revenues), respectively, for the same three and nine month periods ending June 30, 2010.

Operating Expenses

Operating expenses for the three months ending June 30, 2011 were $176,724 as compared to $457,643 for the quarter ending June 30, 2010.  The increase of $34,910 in consulting fees, decrease of $2,624 in management fees, increase of $32,904 in payroll expense, decrease of $7,117 in professional fees, decrease of $1,609 in research and development, increase of $3,115 in travel expense, decrease of $529 in general and administrative fees, and the decreases of $305,000 and $34,970, respectively, for the one-time losses on goodwill impairment of Focus and IAI, is due in part to the decreased costs of running additional businesses compared to the quarter ending June 30, 2010. The operating expenses for the nine months ending June 30, 2011 were $831,916 as compared to $526,867 for the nine months ending June 30, 2010.  The increase of $57,038 in consulting fees, increase of $38,204 in management fees, increase of $86,407 in payroll expense, increase of $5,001 in professional fees, increase of $4,893 in research and development, increase of $4,987 in travel expense, increase of $133,004 in general and administrative fees, the one-time increase of $315,484 in loss on goodwill impairment, AquaLiv (due to the one time write down of goodwill attributed to the acquisition of that business), and the decreases of $305,000 and $34,970, respectively, for the one-time losses on goodwill impairment of Focus and IAI, is due in part to the increased costs of running additional businesses compared to the nine months ending June 30, 2010.  The Company expects operating expenses to decrease due to the distribution of the IAI assets in one respect, however, the Company also anticipates increases in certain operating expenses if the Company is successful in expanding its current services and operations.

Other Income and Expense

Interest expense for the three months ended June 30, 2011 was $4,551 as compared to $4,050 for the three months ended June 31, 2010, and was $10,895 for the nine months ended June 30, 2011 as compared to $5,879 for the nine months ended June 30, 2010.   The increase in interest expense is due to an increase in credit card debt and net borrowing.

Net (Loss) Before Provision for Income Taxes

The net gain for the three months ended June 30, 2011 was $16,172 as compared to a net loss of $394,670 for the three months ended June 31, 2010.  The net gain is attributed to the one-time gain on distribution of IAI in our other income, which off-set increases in reoccurring operating expenses due to the subsidiary changes and business additions to the Company. The net loss for the nine months ended June 30, 2011 was $429,381 as compared to $434,523 for the nine months ended June 30, 2010.  The decrease in net loss is attributed to the increase in our operating expenses due to the subsidiary changes and business additions to the Company, as well as the one time write off of goodwill attributed to the AquaLiv acquisition, and the off-set from the one-time gain on distribution of IAI in our other income.

Cash Flows

The June 30, 2010 Cash Flow Statement was restated to present cash flows in the proper classification, operating, investing and financing. The net increase in cash for the period did not change.

Cash flows from operating activities were ($170,637) for the nine months ended June 30, 2011 as compared to ($214,411) for the nine months ended June 30, 2010 due to a lower net loss and less cash paid for operating activities during the period.

Cash flows for investing activities were ($15,870) for the nine months ended June 30, 2011as compared to ($1,000) for the nine months ended June 30, 2010 due to an increase investment in long term inventory.

Cash flows provided by financing activities were $189,000 for the nine months ended June 30, 2011, which were related to proceeds from capital stock issuance, compared to $220,781 for the nine months ended June 30, 2010, which were related to proceeds from capital stock issuance and note payable issuance.

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licenses.  During 2011, a majority of our revenues were generated from a single licensee and our operating expenses are greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

 As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, ending June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.  Subsequent to the date we carried out our evaluation, the Company has retained outside professional services to assist with identifying and ensuring that the information required to be disclosed in our Company’s reports are done so in compliance under the rules of the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

The Company has made changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting in a positive manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources. The Company has retained outside professional services to assist in overcoming these deficiencies.

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

Date:	August 22, 2011		INFRARED SYSTEMS INTERNATIONAL
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director

(14)