Form 10-Q/A
period 2010-06-30
Infrared Systems International
filed 2012-01-05
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

The Company is amending this report Form 10-Q/A to properly report the Focus Systems, Inc. purchase and subsequent goodwill impairment on financial statements, and to update our Item 4 disclosure on controls and procedures.

Effect of goodwill impairment – Focus Systems, Inc.:

	For the Three Months		For the Nine Months
	Ended June 30, 2010		Ended June 30, 2010
	Original	Restated	Original	Restated

Loss on goodwill impairment – Focus	305,000	583,301	305,000	583,301

Net Loss	(394,670)	(672,971)	(434,523)	(712,824)

(1)

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

(2)

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2010 (Unaudited) (Restated)	September 30, 2009 ( Audited )
CURRENT ASSETS:
Cash	$6,385	$1,015
Accounts receivable	5,845	30,400
Prepaid expenses	200	8,174
Investment	232,191	—
Total Current Assets	244,621	39,589

PROPERTY AND EQUIPMENT, net	5,000	6,802
NOTE RECEIVABLE	170,000	—
DEFINITE-LIFE INTANGIBLE ASSETS	—	33,970

TOTAL ASSETS	$419,621	$80,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,378	$25,425
Credit card payable	4,274	242,871
Customer deposits	—	66,168
Notes payable	246,921	—
Other current liabilities	59,459	—
Total Current Liabilities	362,032	91,593

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 750,000 shares issued and outstanding	750	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 177,244,960 shares issued and outstanding	177,245	1,167
Additional Paid in Capital	1,608,269	1,003,452
Retained earnings (deficit)	(1,728,675)	(1,015,851)
Total Stockholders’ Equity	57,589	(11,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,621	$80,361

See accompanying notes

(3)

INFRARED SYSTEMS INTERNATIONAL

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,			For the Nine Months Ended June 30,
	2010 ( Restated )		2009	2010 ( Restated )	2009
REVENUES:
Royalty		$55,590	$33,600	$86,790	$84,000
Service		15,707	—	15,707	—
Total Revenue		71,297	33,600	102,497	84,000

COST OF GOOD SOLD		4,273	—	4,273	—

GROSS PROFIT		67,024	33,600	98,224	84,000

OPERATING EXPENSES:
Professional fees		21,449	9,698	68,249	55,780
Travel, meals, and entertainment		—	5,603	4,968	15,960
Management fees		28,814	2,145	32,906	17,466
Research and development		2,755	826	3,350	2,596
Loss on goodwill impairment, Focus		583,301	—	583,301	—
Loss on impairment of assets, IAI		34,970	—	34,970	—
Other general and administrative		64,655	7,089	77,4244	13,811
Total Operating Expenses		735,944	25,361	805,168	105,613

INCOME (LOSS) FROM OPERATIONS		(668,921)	8,239	(706,944)	(21,613)

OTHER INCOME (EXPENSE):
Interest expense		(4,050)	(647)	(5,880)	(1,900)

INCOME (LOSS) BEFORE INCOME TAX PROVISION		(672,971)	7,592	(712,824)	(23,513)

PROVISION FOR INCOME TAXES		—	—	—	—

NET INCOME (LOSS)	$	(672,971)	$7,592	$(712,824)	$(23,513)

BASIC AND DILUTED LOSS PER SHARE		$(0.00)	$0.01	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING		177,224,960	1,167,279	66,863,513	2,636,568

See accompanying notes

(4)

 INFRARED SYSTEMS INTERNATIONAL

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2010 ( Restated )		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(712,824)	$(23,513)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation		1,802	474
Impairment of intangible assets		33,970	—
Loss on goodwill impairment, Focus		583,301	—

Net (increase) decrease in operating assets:
Accounts receivable		24,555	(20,000)
Prepaid expenses		7,974	—
Net increase (decrease) in operating liabilities:
Accounts payable and credit cards payable		(212,644)	3,660
Customer deposits		(66,168)	(15,997)
Other current liabilities		59,459	—
Net Cash Provided (Used) by Operating Activities		(280,575)	(55,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment		—	(4,500)
Intangible assets		—	(13,005)
Net Cash Provided (Used) by Investing Activities		—	(17,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note receivable		(170,000)
Proceeds from capital investment		209,024	—
Proceeds from loans		246,921	—
Net Cash Provided by Financing Activities		285,945	—

NET INCREASE (DECREASE) IN CASH		5,370	(72,881)

CASH AT BEGINNING OF PERIOD		1,015	93,327

CASH AT END OF PERIOD		$6,385	$20,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest		$5,880	$1,900
Income taxes		$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In December 2008, the Company cancelled 4,832,721 common stock shares previously owned by CSBI		$—	$4,833
Addition to investment and Shareholder loan		$232,191	$—

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2010, the Company had a retained deficit of $1,728,675, current liabilities of $362,032, and current assets of $244,621.  During the nine months ended June 30, 2010, the Company incurred a net loss of $712,824 and negative cash flows from operations of $280,575.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the nine months ended June 30, 2010, the Company’s officer, through a company in his control, loaned $25,168 to the Company and its subsidiaries.  The loans bear no further interest and are due on demand.

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

Focus Systems Acquisition	June 30, 2010

Acquisition value
Capital in excess of par	$ 279,750
Common shares 3,000,000 shares	30,000
Preferred shares 250,000 shares	250
Total Acquisition value	$310,000

Valuation classification
Physical assets	$10,338
Liabilities assumed	283,639

Goodwill	583,301
Impairment of Goodwill	(583,301)
Goodwill, net	-

Net value	$0

The Company recorded a one-time impairment of goodwill under operating expenses in the amount of $583,301 in conjunction with the acquisition of Focus Systems due to there being no probable future economic benefit and no certainty of any future cash flows.

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

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the nine months ended June 30, 2010 and 2009:

	2010	2009
Loss before income tax provision	$(712,824)	$(23,513)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(106,924)	$(3,527)
Tax effect of:
Meals and entertainment	70	303
Change in valuation allowance	106,854	3,224
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

June 30, 2010
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

June 30, 2010
Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
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

Under the terms of the merger Sales Agreement ISI will continue to operate for up to 15 months as a wholly owned subsidiary of the new corporation under a Texas Corporation, Infrared Applications Inc. (IAI). This 15 month time period will be used to transition the former company and its’ business units into a form best suited for the particular cultural and business needs of the units.  Under considerations are selling off of equities with cash distribution to shareholders of record (March 23, 2010), the privatizing of certain assets, or reforming a public company for certain units.  The diverse nature of our business units, Royalty contract, USA Patent security system, and our export medical product business, will likely result in tailored divestments fitted for each of the business units.

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

Overview of Operations

The serious crash of the world’s financial markets and credit institutions are of a major concern to us.  Our existing EVS markets were initially unaffected but as the recession has deepened our revenues have declined by approximately 40%.  We believe the earliest for a recovery will come from Gulfstream’s G-250 sales beginning in 2011.  The G-250 has been acclaimed by industry experts as a superior aircraft.  Whether this will translate into sales, and the world market will generate the new customers is yet to be determined.  The management of ISI/IAI is concerned that for a multitude of reasons Kollsman could without notice or recourse cease EVS sales operations.  These threats come from within and outside of the Elbit Corporation.  The external threats are from competing technologies, from like technology improvements, and from regulatory issues.  Internal threats recognize commercial aviation is not a core business of Elbit, a very large Aerospace company.  Thus the scrutiny on what is best for the parent corporation is a recurring topic.  Elbit has sent out mixed signals, expressing a desire to expand the corporation on one hand, to a desire to divest their commercial aviation on the other.

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

Operating Expenses

Operating expenses for the three months ending June 30, 2010 were $735,944 as compared to $25,361 for the quarter ending June 30, 2009.  The Company took a onetime loss on goodwill impairment of $583,301 from the Focus Systems acquisition. The Company also fully impaired the assets of Infrared Applications Inc in the amount of $34,970. The increase of $11,751 in professional fees, increase of $26,669 in management fees, and increase of $57,566 in general and administrative fees due in part to the costs of the shifting of our business assets to a subsidiary and the recently completed acquisition.  Research and development fees was increased $1,929 while we completed our recently granted patent.  Travel expenses were reduced to $0 as part of management’s cost contained plan.  The operating expenses for the nine months period ending June 30, 2010 was $805,168 as compared to $105,613 in the nine months ending June 30, 2009.  The increase of $699,555 (662%) was attributed to the additional business subsidiaries and their associated expense as well as the loss on goodwill impairment from the Focus Systems acquisition.  The Company expects operating expenses to remain higher than previously comparable quarters as the Company expands its services.

Other Income and Expense

Interest expense for the three months ended June 30, 2010 was $4,050, as compared to $647 for the three months ended June 30, 2009, and was $5,880 for the nine months ended June 30, 2010 as compared to $1,900 for the nine months ended June 30, 2009.  The increase in interest expense was due to an increase in credit card debt and net borrowing.

Net Profit (Loss) Before Provision for Income Taxes

The net loss for the three months ended June 30, 2010 was $672,971 as compared to a net profit of $7,592 for the three months ended June 30, 2009.  The increase in net loss compared to the previous net profit was due to the decreased marginal revenues from EVS sales, the increase in our operating expenses due to the subsidiary changes and additions to the business, and the loss on goodwill impairment of $583,301 from the Focus Systems acquisition.  The net loss for the nine months ended June 30, 2010 was $712,824 as compared to a net loss for the nine months ended June 30, 2009 of $23,513.  The increase in net loss for the nine month period was due primarily to the loss on goodwill impairment of $583,301from the Focus acquisition as well as an increase in operating expenses.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, ending June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are not effective as of the end of the period covered by this report.  There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

There have been changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have not materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has hired a Contract CFO to review future financial reports to avoid misstatements in the future.

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

Date:	January 4, 2012		Infrared Systems International
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director

 (14)