Form 10-K/A
period 2010-09-30
Infrared Systems International
filed 2012-01-13
CIK 1418115

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended SEPTEMBER 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

INFRARED SYSTEMS INTERNATIONAL

 (Exact name of registrant as specified in its Charter)

NEVADA	38-3767357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 NEWBERRY HILL RD STE 202, SILVERDALE, WASHINGTON	98383
(Address of Principal Executive Offices)	(Zip Code)

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

(1)

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

(2)

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

The Company is amending this report, Form 10-K/A, to reclass the income and expenses in the statement of operations, and for proper presentation of its statement of cash flows.

Statement of Operations

Statement of operations were restated to remove that portion of income and expenses related to Focus Systems, Inc. between October 1, 2009 and the date of acquisition of April 19, 2010.

Statements of Cash Flows

Statements of cash flows were restated to account for the reductions in depreciation, amount reserved due to doubtful accounts, and interest expense related to the changes from the statement of operations. Additionally, loss on goodwill impairment – Focus, was increased to reflect the changes in the restatement of the Focus Systems, Inc. acquisition.

(3)

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

(4)

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

The Company believes that there are inherent benefits of operating in a completely portable desktop office environment. Remote desktop users can access their same computer desktop from the office, at home, a mobile device, or virtually anywhere in the world. Access to central data and shared recourses will increase productivity and reduce cost for businesses.  The remote environment is controlled, managed and updated by the Company from a centralized location, further reducing operating costs for its customers. Revenues generated from remote desktop services for fiscal year ending September 30, 2010 were $ 10,152.

VOIP PHONE SERVICE

VoIP phone service is a method for taking analog audio signals (similar to the kind you hear when you talk on the phone) and turning them into digital data that can be transmitted over the Internet. This allows VoIP service to replace traditional landline service for business and residential customers.  Since VoIP phone service is digital, companies can run both data and voice over the same network infrastructure greatly reducing costs.  This reduction in cost is experienced in both the initial start up phase, as well as the ongoing maintenance and services fees associated with phone service.  Company management believes that the trend away from traditional phone service to digital VoIP services will continue to grow.   Revenues generated from VoIP services for the fiscal year ending September 30, 2010 were $11,767.

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

(10)

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

(11)

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

(12)

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED WITH THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

NET SALES

Net sales were approximately $139,298 for the fiscal year ended September 30, 2010 as compared to approximately $114,400 for the prior fiscal year. Net sale was comprised of royalty revenue and service revenue.  Royalty revenue for the fiscal year ended September 30, 2010 and 2009 amounted to $109,190 and $114,400, respectively. Royalty revenue accounted for 78% of the revenue for the fiscal year ended September 30, 2010 and 100% of the revenue for the prior fiscal year.  Service revenue amounted to $30,108, or 22% of the total revenue, for the fiscal year ended September 30, 2010, and $0 for the prior fiscal year.  The increase in total revenue was due to the acquisition of Focus Systems.  The decrease in revenues related to royalty revenue is a reflection of a decrease in the number of EVS units sold by Kollsman from 143 in fiscal 2009 to 113 in fiscal 2010.

COST OF SALES

Cost of sales for the fiscal year ended September 30, 2010 was $5,834 as compared to $0 for the prior fiscal year, a result of the cost of goods used in the delivery of services by Focus Systems.

(13)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expense for the fiscal year ended September 30, 2010 was $1,004,554 as compared to $134,951 for the prior fiscal year, an increase of 644%. The increase was due to an increase in several expense categories.Consulting fees increased from $0 in 2009 to $72,361 in 2010, a result of the company utilizing outside vendors to perform services for us during our restructuring and acquisitions, and as a result of our decreasing our employee fixed cost throughout the fiscal year. Professional fees increased from $54,604 in 2009 to $93,302 in 2010, an increase of 71%, primarily attributed to the increase in legal and accounting fees during the fiscal year. Travel, meals, and entertainment decreased from $24,423 in 2009 to $5,070 in 2010, a 482% decrease and a result of management’s efforts to reduce expenses. Management fees increased from $20,413 in 2009 to $55,802 in 2010, an increase of 173%, and a result of fees paid to our acting President(s) throughout the fiscal year. Research and development decreased from $2,596 in 2009 to $595 in 2010, a decrease of 77%, and a result of our awaiting patent approval during the fiscal year.   Other general and administrative increased from $32,915 in 2009 to $89,190 in 2010, an increase of 247%, and primarily attributed to an increase in utilities, rent, and taxes.  The following expenses were one time expenses for the company in fiscal year ending September 30, 2010 and had a material effect on the operations of the company, accounting for approximately 71% of the loss during the fiscal year.  Loss on goodwill impairment, Focus, in the amount of $583,301, a result of the company fully impairing the goodwill received in the Focus Systems acquisition. Loss on impairment of assets, IAI, in the amount of $34,970, which included the full impairment of patent cost during the fiscal year. Loss on impairment of note receivable, in the amount of $170,000, included the impairment of the full amount of the note receivable that defaulted during the fiscal year. The note is still in effect, however, until principal is paid towards the note, the company has eliminated it as an asset.

(14)

OTHER INCOME AND EXPENSE

For the fiscal year ended September 30, 2010, the expense was $4,050 compared to $2,727 for the prior fiscal year, an increase of 149%. The increase in expense resulted from an increase in interest from corporate debt.

NET LOSS BEFORE PROVISION FOR INCOME TAXES

The net loss for the fiscal year ended September 30, 2010 was $1,008,604 versus $23,278 for the prior fiscal year. The increase in the loss $985,326 was due to a large increase in one time impairment losses totaling $788,271, consulting fees of $72,361, and net increases in professional fees of $38,698, management fees of $35,389, and other general and administrative of $56,275. The increases to expenses were offset by net decreases in travel, meals, and entertainment of $19,353, and research and development of $2,001.

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

(15)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INFRARED SYSTEMS INTERNATIONAL

SEPTEMBER 30, 2010 FINANCIAL STATEMENTS

(16)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Infrared Systems International

We have audited the accompanying consolidated balance sheet of Infrared Systems International and it wholly owned subsidiaries (“The Company”) as of September 30, 2010, and the consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

(17)

CHILD, VAN WAGONER & BRADSHAW, PLLC CERTIFIED PUBLIC ACCONTANTS

Douglas W. Child, CPA

Marty D. Van Wagoner, CPA

J. Russ Bradshaw, CPA

William R. Denney, CPA

Russell E. Anderson, CPA

Scott I. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Infrared Systems International

We have audited the accompanying balance sheets of Infrared Systems International (the "Company") as of September 30, 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infrared Systems International as of September 30, 2009, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC Certified Public Accountants Salt Lake City, Utah December 16, 2009

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone 801.927.1377

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite A, 5/F

Max Share Centre

373 King's Road

North Point, Hong Kong

Telephone 852.21.555.333

Facsimile 852.21.165.222

www.cpaone.net

(18)

INFRARED SYSTEMS INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30, 2010	September 30, 2009
CURRENT ASSETS:
Cash	$1,034	$1,015
Accounts receivable	16,008	30,400
Prepaid expenses	—	8,174
Total Current Assets	17,042	39,589

PROPERTY AND EQUIPMENT, NET	5,000	6,802

DEFINITE-LIFE INTANGIBLE ASSETS	—	33,970

TOTAL ASSETS	$22,042	$80,361

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$100,513	$25,425
Credit cards payable	46,262	—
Customer deposits	—	66,168
Notes payable	260,695	—
Other liabilities	36,599	—
Total Current Liabilities	444,069	91,593

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,	286	—
285,618 and -0- shares issued and outstanding, respectively
Common stock, $0.001 par value, 500,000,000 shares authorized,	187,244	11,672
187,243,870 and 11,671,700 shares issued and outstanding,
respectively
Additional paid in capital	1,414,898	992,947
Retained (deficit)	(2,024,455)	(1,015,851)
Total Stockholders' (Deficit)	(422,027)	(11,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,042	$80,361

See accompanying notes and auditors reports.

(19)

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years
	Ended September 30,

	2010 (Restated)	2009
REVENUES:
Royalty	$109,190	$114,400
Service	30,108	—
Total Revenue	139,298	114,400

COST OF GOODS SOLD	5,834	—

GROSS PROFIT	133,464	114,400

OPERATING EXPENSES:
Bad debts	(18)	—
Consulting fees	72,361	—
Professional fees	93,302	54,604
Travel, meals, and entertainment	5,070	24,423
Management fees – related parties	55,802	20,413
Research and development	595	2,596
Payroll expense	126	—
Loss on goodwill impairment, Focus	583,301	—
Loss on impairment of assets, IAI	34,970	—
Loss on impairment of note receivable	170,000	—
Other general and administrative	122,509	32,915
Total Operating Expenses	1,138,018	134,951

(LOSS) FROM OPERATIONS	(1,004,554)	(20,551)

OTHER (EXPENSE):
Interest expense	(4,050)	(2,727)

(LOSS) BEFORE INCOME TAX PROVISION	(1,008,604)	(23,278)

PROVISION FOR INCOME TAX	—	—

NET (LOSS)	(1,008,604)	(23,278)

FULLY DILUTED (LOSS) PER SHARE	(0.01)	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,957,785	22,662,270

* equals less than $0.01

See accompanying notes and auditors reports.

(20)

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained (Deficit)	Total Stockholders (Deficit)

BALANCES, September 30, 2008	—	$—	60,000,000	$60,000	$944,619	$(992,573)	$12,046

Cancellation of 48,328,300
common shares, December 2008	—	—	(48,328,300)	(48,328)	48,328	—	—

Net Loss for the year ended
September 30, 2009	—	—	—	—	—	(23,278)	(23,278)

BALANCES, September 30, 2009	—	—	11,671,700	11,672	992,947	(1,015,851)	(11,232)

Issuance of common stock for
cash and a promissory note	—	—	115,572,170	115,572	84,428	—	200,000

Issuance of common stock for
services received	—	—	20,000,000	20,000		—	20,000

Issuance of common and
preferred stock for purchase of
Focus Systems, Inc.	250,000	250	30,000,000	30,000	279,750	—	310,000

Issuance of preferred shares for
an investment receivable	500,000	500	—	—	249,500	—	250,000

Issuance of common stock for
services received	—	—	5,000,000	5,000	25,000	—	30,000

Issuance of common stock for
Services received	—	—	5,000,000	5,000	15,000	—	20,000

Cancellation of unexercised
preferred stock investment	(464,382)	(464)	—	—	(231,727)	—	(232,191)

Net Loss for the year ended
September 30, 2010	—	—	—	—	—	(1,008,604)	(1,008,604)

BALANCES, September 30, 2010	285,618	286	187,243,870	187,244	1,414,898	(2,024,455)	(422,027)

* Year ending balances for September 30, 2008 and 2009, have been retroactively adjusted for a 10:1 forward split on 05/14/2010

See accompanying notes and auditors reports.

(21)

INFRARED SYSTEMS INTERNATIONAL
AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years
	Ended September 30,
	2010 (Restated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,008,604)	$(23,278)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	1,802	802
Amount reserved due to doubtful accounts	(18)	—
Loss on goodwill impairment, Focus	583,301	—
Loss on impairment of assets, IAI	34,970	—
Loss on impairment of note receivable	170,000	—
Issuance of common stock for services received	70,000	—
Net (increase) decrease in operating assets:
Accounts receivable	14,392	(16,800)
Prepaid expenses	8,174	(6,400)
Net increase (decrease) in operating liabilities:
Accounts payable	75,088	975
Credit cards payable	46,262	—
Customer deposits	(66,168)	(26,497)
Other Liabilities	36,599	—

Net Cash (Used) in Operating Activities	(34,202)	(71,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment		(5,109)
Payments for definite-life intangible assets	(1,000)	(16,005)

Net Cash (Used) by Investing Activities	(1,000)	(21,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	39,638	—
Payments for notes payable	(22,226)
Proceeds of stock issuance	17,809	—

Net Cash Provided in Financing Activities	35,221	—

NET INCREASE (DECREASE) IN CASH	19	(92,312)

CASH AT BEGINNING OF PERIOD	1,015	93,327
CASH AT END OF PERIOD	$1,034	$1,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$2,727
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
In December 2008, the Company cancelled 48,328,300 common	$—	$48,328
stock shares previously owned by CSBI
Debt acquired from acquisition of Focus Systems	$221,057	$—

See accompanying notes and auditors reports.

(22)

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

Accounts Receivable - The Company records accounts receivable at cost less allowance for doubtful accounts. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. .  Management has estimated that no allowance for doubtful accounts is necessary after reviewing the accounts receivable at September 30, 2010.

The Company establishes an allowance for doubtful accounts based on managements’ assessment of the trade receivables collectibles. Judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to different receivables categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Upon sale or disposition, the applicable amounts of the fixed asset’s cost and related accumulated depreciation are removed from the accounts and the net amount less proceeds from the disposal is charged or credited to operations.

The Company recognizes an impairment loss on property, plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

(23)

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

Inventories – The Company’s inventories (finished goods, work in process, raw materials and packaging materials) are stated at the lower of cost or market. Cost is determined on a first in first out basis. In addition, the Company estimates net realizable value based on intended use, current market value and contract terms. The Company writes down the inventories for estimated obsolescence, slow moving or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated.

Impairment of long-lived assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification 360 “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. Impairments of these types of assets were recognized during the years ended September 30, 2011 and 2010.

Loss per share

The Company reports loss per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share” (formerly SFAS 128, “Earnings per Share”). This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Comprehensive income

The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income” (formerly SFAS No. 130, “Reporting Comprehensive income”, which establishes standards for reporting and display of comprehensive income, and its components in the consolidated financial statements. Components of comprehensive income include net income and foreign currency translation adjustments. The Company has presented consolidated statements of income which includes other comprehensive income or loss.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, trade accounts and other receivables, inventories, prepaid expenses, accounts payable, other payables and accrued liabilities, deposits received in advance, taxes payable, deferred tax liabilities, and short term borrowings approximate their fair values because of the short maturity of these instruments. The Company’s short term borrowings approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011 and 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011 and 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended September 30, 2011 and 2010.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, if applicable, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”)  issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value rollforward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Variable Interest Entities (VIEs)

In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. This guidance was adopted January 1, 2010, and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company had a retained deficit of $2,024,455 and current liabilities in excess of current assets by $427,027. During the year ended September 30, 2010, the Company incurred a net loss of $1,008,604 and negative cash flows from operations of $34,202 . These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(24)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	September 30, 2010	September 30, 2009

Optical equipment	5 years	$ 39,386	$39,386
Office equipment	3 - 10 years	8,231	8,231
Computers and peripherals	5 years	7,000
		54,617	47,617
Less accumulated depreciation		(49,617)	(40,815)

Net property and equipment		$ 5,000	$ 6,802

Depreciation expense for the years ended September 30, 2010 and 2009 was $6,802 and $802, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

Estimated Useful Lives		September 30, 2010	September 30, 2009

Pending patent application	Not Applicable	$ 33,970	$33,970
Additions to asset		1,000
		34,970	33,970
Less accumulated amortization		—	—
Less impairment of asset		(34,970)	—

Net definite-life intangible assets		$—	$33,970

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

Focus Systems Acquisition	September 30, 2010 (Restated)

Acquisition value
Capital in excess of par	$279,750
Common shares 3,000,000 shares	30,000
Preferred shares 250,000 shares	250

Total Acquisition value	$310,000

Valuation classification
Physical Assets	$10,338
Liabilities Assumed $ 283,639

Goodwill	583,301
Impairment of Goodwill	(583,301)
Goodwill, net	—

Net value	$0

The Company recorded a one-time impairment of goodwill under operating expenses in the amount of $583,301 in conjunction with the acquisition of Focus Systems due to there being no probable future economic benefit and no certainty of any future cash flows.

Note receivable to IAI

Face value of note	$170,000
Less impairment of note	(170,000)
Note receivable remaining	$—

The Company recorded a one-time impairment of the note receivable to IAI under operating expenses in the amount of $170,000 due to the total uncollectability thereof.

(25)

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

NOTE 7 - NOTES PAYABLE

At September 30, 2010, the Company had notes payable in the amount of $260,695, compared to $0 in the prior fiscal year. The notes included a note payable to an unaffiliated party in the amount of $225,107, is not secured by collateral of the company, and is due on demand by the holder. The second note payable is to an affiliated company of our President in the amount of $35,588, is not secured by collateral of the company, carries no interest, and is due on demand by the holder.

(26)

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

The income tax provision consists of the following components for the years ended September 30, 2010 and 2009:

	2010	2009
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—
Net income tax expense (benefit) charged to operation	$—	$—

(27)

INFRARED SYSTEMS INTERNATIONAL

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the years ended September 30, 2010 and 2009:

	2010	2009

Loss before income tax provision	($1,008,604)	($23,278)
Expected federal income tax rate	15.00%	15.00%

Expected income tax expense (benefit) at staturory rate	($151,291)	($3,492)
Tax effect of:
Meals and entertainment	632	551
Change in valuation allowance	150,659	2,941
Net income tax expense (benefit)	$—	$—

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	September 30, 2010	September 30, 2009

Deferred tax assets:
Organization costs	$—	$90
Contribution carryover	—	23
Net operating loss carryover	$91,200	$27,286
Total deferred tax assets	$91,200	$27,286

Deferred tax liabilities:
Book basis of patent application	$—	$(5,095)
Tax depreciation in excess of book	—	(540)
Total deferred tax liabilities	$—	$(5,635)

Total deferred tax assets	$91,200	$27,286
Total deferred tax liabilities	—	(6,635)
Valuation allowance	(91,200)	(21,651)

Net deferred tax asset (liability)	$—	$—

These amounts have been presented in the financial statements as follows:

	September 30, 2010	September 30, 2009

Current deferred tax asset (liability)	$—	$—
	—	—
Non-current deferred tax asset (liability)	$—	$—

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS

On December 1, 2011, our management concluded that our audited financial statements for the year ended September 30, 2010 no longer should be relied upon.  The following changes were noted:

Statement of Operations

Statement of operations were restated to remove that portion of income and expenses related to Focus Systems, Inc. between October 1, 2009 and the date of acquisition of April 19, 2010.  The changes included reduction in service revenue from $75,292 to $30,108; reduction in cost of goods sold from $50,171 to $5,834; reduction in bad debt from $140,726 to a recapture of $18; reduction in consulting fees from $78,369 to $72,361; reduction in professional fees from $97,698 to $93,302; reduction in travel, meals, and entertainment from $$8,439 to $5,070; reduction in payroll expense of $86,374 to $126; reduction in other general and administrate expense from $140,765 to $122,509; and reduction in interest expense from $24,177 to $4,040.  Additionally, goodwill and its impairment associated with the Focus Systems was increase from $305,000 to $583,301 to account for the related debt associated with the acquisition.

Statements of Cash Flows

Statements of cash flows were restated to account for the reductions in depreciation from $17,802 to 1,802; reduction in amount reserved due to doubtful accounts from $140,726 to a recapture of $18; and an increase in loss on goodwill impairment – Focus from $305,000 to $583,301 to reflect the changes in the restatement of the Focus Systems, Inc. acquisition.  Additionally, proceeds from notes payable was reduced from $126,778 to actual cash received of $39,638; payments for notes payable was added in the amount of $22,226 to reflect payment on notes; and proceeds of stock issuance was reduced from $30,000 to $17,809 to reflect actual cash received from stock issuance..  Finally, cash paid for interest expense paid during the current fiscal year was reduced from $24,177 to $0 to reflect interest accruals rather that actual cash paid for interest.

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

(28)

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

(c) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  With the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Items 307 and 308T of Regulation S-K.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources. The Company has hired a Contract CFO to review future financial reports to avoid misstatements in the future. Management has concluded that internal controls over financial reporting are not effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

(29)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are:

NAME	AGE	POSITION WITH THE COMPANY	DIRECTOR SINCE

William M. Wright	45	Chairman, Chief Executive Officer, Chief Financial Officer, Secretary	2010

Tracy D. Bushnell	45	Director	2010

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

(30)

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

NAME AND PRINCIPAL POSITION BONUS	AWARDS	FISCAL YEAR AWARDS	SALARY COMPENSATION	STOCK	NON-EQUITY INCENTIVE OPTION COMPENSATION	PLAN	ALL OTHERS	TOTAL

William M. Wright Chief Executive Officer (current)	2010	$40,000(1)	0	0	0	0	$30,000(2)	$70,000(1)(2)
	2009	$45,000(1)	0	0	0	0	0	$45,000(1)

Gary E. Ball Chief Executive Officer (former)	2010	0	0	0	0	0	$51,010(3)(4)	$40,810(4)
	2009	0	0	0	0	0	$25,911(3)(4)	$20,413(4)

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

(31)

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

Each person will have sole voting and investment power with respect to the shares shown, except as noted.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
William M. Wright (1)	250,000 (2)	0.0%*
Tracy D. Bushnell (1)	0	0.0%
Gary E. Ball	115,572,170 (3)	61.7% (3)
Big Apple Consulting	20,020,718	10.7%
All directors and executive officers as a group (2 persons)	250,000 (2)	0.0%*

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

(32)

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

(33)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRARED SYSTEMS INTERNATIONAL

Date: January 13, 2012 By: /s/William M. Wright William M. Wright, Chief Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

/s/WILLIAM M. WRIGHT William M. Wright Chief Executive Officer, President, Principal Financial Officer, and Director /s/TRACY D. BUSHNELL Tracy D. Bushnell Director January 13, 2012