Form 10-K
period 2011-09-30
Infrared Systems International
filed 2012-01-13
CIK 1418115

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended SEPTEMBER 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

AQUALIV TECHNOLOGIES, INC. - (F/K/A INFRARED SYSTEMS INTERNATIONAL)

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

Yes [ ] No |X|

The aggregate market value of the approximately 291,617, shares of the registrant's Common Stock held by nonaffiliates on September 30, 2011 was approximately $732,140 based on the average bid and asked price of such Common Stock on September 30, 2011. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 342,117,428 shares of Common Stock and 911,618 shares of Preferred Stock as of January 10, 2012.

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

(3)

PART 1

ITEM 1. BUSINESS

BUSINESS

BACKGROUND

AquaLiv Technologies, Inc (ALTI) was formed under the laws of the State of Nevada on April 11, 2006 originally under the name of Infrared Systems International (ISI) as a wholly-owned subsidiary of CSBI (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

On July 11, 2007, CSBI acquired American SXAN Biotech, Inc. a Delaware Corporation doing business exclusively in the People's Republic of China under a registered capital corporation, Tieli XiaoXingAnling Forest Frog Breeding Co, Ltd. As a result of the acquisition, the stockholders of American SXAN Biotech, Inc. acquired control of CSBI.

Pursuant to one of the terms of the acquisition, all of the assets and liabilities of CSBI as of the date of the acquisition were transferred into ISI. From that time and until June 22, 2011, ISI had conducted not only the infrared security systems development for which it was formed but also the other prior activities of CSBI.

In March 2010, ISI transferred all of the assets and liabilities of ISI into a newly created wholly-owned subsidiary, Infrared Applications, Inc. (IAI).   IAI continued to operate the previous business of ISI under this newly created company until June 22, 2011, when, in accordance with a Management and Distribution Agreement dated March 24, 2010, all of the outstanding stock of IAI was transferred to Gary Ball, the former CEO. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010.

On April 12, 2010, the company sold a majority interest in its common stock to Take Flight Equities, Inc (TFE). As part of the agreement, a change in control took place and William Wright was appointed CEO of the company.  Also included in the agreement were provisions for the future distribution of the IAI assets to the ISI shareholders of record on March 23, 2010 within 15 months of the agreement (which was completed on June 22, 2011).

On April 19, 2010, the company purchased 100% of the outstanding common stock of Focus Systems, Inc. (Focus) from ProPalms, Inc.  Focus is held and operated as a wholly-owned subsidiary of the company. Focus was formed in August of 2007 as a technology company providing remote desktop – cloud computing – services and Voice over Internet Protocol (VoIP) phone services to small and mid-sized businesses.  For the calendar year 2008, Focus operated a regional Internet Service Provider (ISP) business under a management agreement with a third party.

 On December 16, 2010 the company purchased a 50% interest in AquaLiv, Inc. We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv, Inc. is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, Inc. and we are required to consolidate its financials accordingly. The remaining 50% non-controlling interest is owned by Craig Hoffman, AquaLiv, Inc’s President and CEO. AquaLiv, Inc. is a life sciences research and development company creating novel products for numerous industries. The company's technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv is providing innovative, ingredient-free solutions to the world's largest problems.

On June 22, 2011, in accordance with Management and Distribution Agreement (“Agreement”) dated March 24, 2010, we completed the distribution of substantially all of the assets of Infrared Applications, Inc. (“IAI”), a Texas corporation. All of the outstanding stock of IAI has been transferred to Gary Ball (“Ball”) in accordance with the Agreement. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010, upon the earlier of the foregoing occurrence: (i) the net proceeds from the sale of substantially all of the assets of IAI or (ii) Ball elects to make a Subsidiary Stock Distribution. Any cost incurred in connection with a Subsidiary Distribution shall be the responsibility of Ball. There is no certainty as to when or if a Subsidiary Stock Distribution will occur.

On September 6, 2011, the company filed its Articles of Amendment with the State of Nevada to effect a name change to AquaLiv Technologies, Inc. and to increase its authorized common shares to 1,000,000,000. FINRA declared the corporate action effective on September 19, 2011. The name change was effected to more closely align the name with the future direction of the company

(4)

AQUALIV, INC.

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

With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine, AquaLiv is poised to provide innovative ingredient-free solutions to the world's problems. Revenues generated from AquaLiv, Inc. products for fiscal year ended September 30, 2011 were $446,085.

AquaLiv Water System

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

Infotone Face Mist

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

NatuRx™ Medication Alternatives

Based on AquaLiv's BioT™ Bioinformation Technology, NatuRx™ formulations utilize novel wave-based information composites in lieu of active-molecules for treatment. Physics-based medicine, not chemistry. NatuRx™ formulations are non-toxic and have no contraindications. NatuRx™ formulations are in development and not yet available to the general public.

(5)

COMPETITION

AquaLiv’s AgSmart™ can be used in conjunction with other technologies, e.g. hybridization, agrochemicals, and/or GMOs, while delivering its yield increases and other benefits. For this reason, other technologies currently available in agriculture do not compete directly with AgSmart™. This statement is particularly true in the case of organic production methods that forbid the use of agrochemicals or GMOs. Other competition comes directly from pharmaceutical and biotech companies providing traditional active-molecule based treatments. In order to compete against traditional treatments for specific conditions, we will need to deliver better results, fewer side effects, a lower toxicity, and/or a lower cost. Our early studies and observed results indicated this to be possible on all accounts.

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

The Company believes that there are inherent benefits of operating in a completely portable desktop office environment. Remote desktop users can access their same computer desktop from the office, at home, a mobile device, or virtually anywhere in the world. Access to central data and shared recourses will increase productivity and reduce cost for businesses.  The remote environment is controlled, managed and updated by the Company from a centralized location, further reducing operating costs for its customers. Revenues generated from remote desktop and other services for fiscal year ending September 30, 2011 were $31,094.

VOIP Phone Service

VoIP phone service is a method for taking analog audio signals (similar to the kind you hear when you talk on the phone) and turning them into digital data that can be transmitted over the Internet. This allows VoIP service to replace traditional landline service for business and residential customers.  Since VoIP phone service is digital, companies can run both data and voice over the same network infrastructure greatly reducing costs.  This reduction in cost is experienced in both the initial start up phase, as well as the ongoing maintenance and services fees associated with phone service.  Company management believes that the trend away from traditional phone service to digital VoIP services will continue to grow.   Revenues generated from VoIP services for the fiscal year ending September 30, 2011 were $12,991.

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

(6)

EMPLOYEES

We have four (4) current employees between the company and its subsidiaries, with William Wright being the sole employee at AquaLiv Technologies, Inc. Other work is performed by subcontractors both here and abroad.

PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

Most of our programs are dependent on capital in excess of that which is derived from current sales for us to be able to execute on large marketing initiatives.  Based on this need, we are focused on raising capital through various means, including, but not limited to, private investment, the selling of equity, convertible notes, and other acceptable means.  Additionally, we continue to explore opportunities to acquire and/or merge with other entities that bring synergy to the company and its subsidiaries, are engaged in emerging markets, offer new technologies, or bring other benefits to the company and its shareholders. Many of the planned initiatives defined below will be dependent on our success in raising the proper amount of capital.

To date, extensive research, development, and testing have been conducted in both agriculture and medicine under AquaLiv, Inc. Numerous products in our pipeline are nearing marketability including AgSmart™ Potato and several varieties of NatuRx™ medicinal treatments. Because AquaLiv has been primarily focused on research and development, significant infrastructure needs to be built in order to service the tremendous size of our target markets.

Our goals and objectives over the next twelve months include, the hiring of industry veteran Vice Presidents in Agriculture and Medicine, expand offices and laboratory in Seattle and Tokyo, build a manufacturing and warehousing facility in Seattle, launch clinical HIV/AIDS study, and train sales staff to sell AgSmart™.

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

(7)

ITEM 1A. RISK FACTORS

IF WE DO NOT GENERATE ADEQUATE REVENUES TO FINANCE OUR OPERATIONS, OUR BUSINESS

MAY FAIL.

We were incorporated on April 11, 2006. Our business primarily involves marketing activities. As of September 30, 2011, we had a retained deficit of $2,527,971. During the years ended September 30, 2011 and 2010, respectively, we had net losses of $503,516 and $1,008,604. We expect our revenues during the next twelve months from our existing products and service customers to remain flat depending upon the US economic recovery and our ability to create market awareness with our AquaLiv brand. Our expected revenue generation and expenses are difficult to predict, and there can be no assurance that revenues will be sufficient to cover operating costs for the foreseeable future. It may be necessary to raise additional funds. If we are unable to raise funds to cover any operating deficit and our sales decrease in 2012 our business may fail.

BECAUSE WE HAD INCURRED A LOSS AND HAVE NOT FULLY COMMENCED OUR PLANNED PRINCIPAL OPERATIONS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the fiscal year ended September 30, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of operating losses since inception, the failure to yet commence planned principal operations, and current liabilities in excess of current assets. Our ability to achieve and maintain profitability and positive cash flow is dependent on such factors as our ability to sell AquaLiv Water Systems and Infotone Face Mist, generate new sales for AquaLiv’s AgSmart™ and NatuRx™ product lines, and to capture and retain new remote desktop and VoIP customers. Based upon current plans, we expect our operating costs to range between $100,000 and $150,000 for the fiscal year ending September 30, 2012. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business or take draconian actions.

TRADING IN OUR SHARES IS SUBJECT TO RULES GOVERNING "PENNY STOCKS," WHICH WILL IMPAIR TRADING ACTIVITY IN OUR SHARES.

We have been listed on the OTC:BB since August 11, 2009, our symbol is AQLV. The AQLV common stock has been trading at either very low or inconsistent volumes. Penny stocks trading at low volumes are extremely volatile and investors should exercise care in any trading activities.

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

We have the authority to issue up to 1,000,000,000 shares of common stock, 50,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. We are currently working on financing plans for future growth and acquisitions, product and service development, and we may need to raise additional capital to fund operations. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval, or in connection with one or more acquisitions. No such transactions currently are planned.

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

COMPETITION IN THE LIFE SCIENCES AND INFORMATION TECHNOLOGY INDUSTRY IS INTENSE.

Our business plan involves deployment of technology services, and developing, deploying, and licensing products. These businesses are highly competitive. There are numerous similar companies providing such services and products in the United States. Our competitors will have greater financial resources and more expertise in these businesses. Our ability to deploy our AgSmart™ and NatuRx™ products under AquaLiv, Inc., as well as our remote desktop and VoIP phone services under Focus Systems, Inc. will depend on our ability to successfully market our products in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATELY PROTECTED.

While we have exclusive use of certain patents, we cannot be assured that it will be sufficiently broad enough to protect our technology. In addition, we cannot assure that any patents issued to us will not be challenged, invalidated, or circumvented. In order to safeguard our unpatented proprietary know-how, trade secrets, and technology, we rely primarily upon trade secret protection and nondisclosure provisions in agreements with employees and others having access to confidential information. We cannot assure that these measures will adequately protect us from improper disclosure or misappropriation of our proprietary information.

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

THE SHARE CONTROL POSITION OF GARY BALL MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE ACTIONS.

With the default of the note receivable by Take Flight Equities, Inc., Gary Ball retains voting control of the 106,572,170 common shares issued, and held in escrow, and associated with the April 2010 agreement, thereby making Gary Ball the largest shareholder with control of approximately 37% of our outstanding shares. Because Gary Ball controls such a significant percentage of the outstanding shares, other stockholders, individually or as a group, will be at a disadvantage in their ability to effectively influence the election or removal of our directors, the supervision and management of the business or a change in control of or the sale of our company, even if he believed such changes were in the best interest of our stockholders generally.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Since 2010, and in conjunction with the change of control, no property is owned or lease by the company from any current Officer or Director.  We lease an office space for corporate purposes and pay the landlord $500 per month for the use of the space. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

A REGISTRANT THAT QUALIFIES AS A SMALLER REPORTING COMPANY IS NOT REQUIRED TO PROVIDE THE PERFORMANCE GRAPH REQUIRED IN PARAGRAPH (E) OF ITEM 201 OF REGULATION S-K.

MARKET INFORMATION

Our common stock is currently quoted on the OTCBB under the symbol "AQLV.OB". There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter since September 30, 2010. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

(10)

Quarter Ending	High	Low

September 30, 2010	$0.0200	$0.0010

December 31, 2010	$0.0180	$0.0022

March, 31, 2011	$0.0128	$0.0030

June 30, 2011	$0.0160	$0.0027

September 30, 2011	$0.0070	$0.0028

SECURITY HOLDERS

There are 1,371 shareholders of record of the Company's Common Stock on September 30, 2011.

EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2011, with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plan, “2010 Incentive Compensation Plan”.

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

NO STOCK REPURCHASES WERE MADE TO AQUALIV DURING THE FOURTH QUARTER OF THE 2011 FISCAL YEAR.

ITEM 6. SELECTED FINANCIAL DATA

A REGISTRANT THAT QUALIFIES AS A SMALLER REPORTING COMPANY IS NOT REQUIRED

TO PROVIDE THE INFORMATION REQUIRED BY THIS ITEM.

(11)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

AquaLiv Technologies, Inc. ("the Company") is a corporation organized under the laws of the State of Nevada on April 11, 2006, originally under the name of Infrared Systems International,as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) ("CSBI"). CSBI was organized under the laws of the State of Delaware on June 16, 1969. In July 2007, CSBI transferred the assets, liabilities, and operations of its technology licensing business to the Company. Because CSBI's operations are considered to be the Company's predecessor business, the financial statements include CSBI's operations from the inception of the business. In December 2008, the Company completed its spin-off by dividend to stockholders of CSBI.

In March 2010, the Company transferred the assets, liabilities, and operations of its technology licensing business to a wholly-owned subsidiary, Infrared Applications, Inc (“IAI”).  IAI was organized under the laws of the state of Texas on March 26, 2010. On April 14, 2010, the Company sold a majority interest in its Common stock to Take Flight Equities, Inc. (“TFE”), a corporation organized under the laws of the State of Washington, and control of the Company was transferred to William Wright, its current CEO. Under the terms of the Agreement, continued to operate as a wholly owned subsidiary until June 22, 2011, when IAI was distributed to the Gary Ball, the companies former CEO, under a Management and Distribution Agreement dated March 24, 2010.

Also in April 2010, the Company acquired 100% of the outstanding common stock of Focus Systems, Inc. (“Focus”), a company organized under the laws of the state of Washington on August 8, 2007, from ProPalms, Inc., for 3,000,000 shares of Common stock, 250,000 shares of Preferred stock, and the assumption of $283,639 in liabilities.  Focus is operated as a wholly-owned subsidiary of the Company. In addition to this agreement, the Company agreed to issue ProPalms 500,000 Preferred shares for an Investment Receivable of $250,000. Under the terms of the agreement, ProPalms was to make the investment over the course of 4 months or return the unvested stock within 1 year.  Over the course of the 4 months, ProPalms invested $17,809.  ProPalms returned the unvested portion of the stock (amounting to 464,382 Preferred shares) and the Company has accounted for it on its Change in Stockholders’ Deficit.  On May 14, 2010, the Company completed a 10:1 forward split of its Common stock.

On December 16, 2010 the company purchased a 50% interest in AquaLiv, Inc. from Craig Hoffman for $400,000 paid in the form of 400,000 shares of Preferred stock valued at $1.00 per share. We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv, Inc. is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, Inc. and we are required to consolidate its financials accordingly. The remaining 50% non-controlling interest is owned by Craig Hoffman, AquaLiv, Inc’s President and CEO. AquaLiv, Inc. is a life sciences research and development company creating novel products for numerous industries. The company's technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv is providing innovative, ingredient-free solutions to the world's largest problems.

On June 22, 2011, in accordance with Management and Distribution Agreement (“Agreement”) dated March 24, 2010, we completed the distribution of substantially all of the assets of Infrared Applications, Inc. (“IAI”), a Texas corporation. All of the outstanding stock of IAI has been transferred to Gary Ball (“Ball”) in accordance with the Agreement. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010, upon the earlier of the foregoing occurrence: (i) the net proceeds from the sale of substantially all of the assets of IAI or (ii) Ball elects to make a Subsidiary Stock Distribution. Any cost incurred in connection with a Subsidiary Distribution shall be the responsibility of Ball. There is no certainty as to when or if a Subsidiary Stock Distribution will occur.

On September 6, 2011, the company filed its Articles of Amendment with the State of Nevada to effect a name change to AquaLiv Technologies, Inc. and to increase its authorized common shares to 1,000,000,000. FINRA declared the corporate action effective on September 19, 2011. The name change was effected to more closely align the name with the future direction of the company.

(12)

CRITICAL ACCOUNTING POLICIES

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying consolidated audited financial statements for the fiscal year ended September 30, 2011 included elsewhere in this Annual Report.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records accounts receivable at cost less allowance for doubtful accounts. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. Since our subsidiary AquaLiv, Inc. does not currently operate with accounts receivable, we have concluded that no allowance for doubtful accounts is necessary related to AquaLiv, Inc. products and services. Appropriate allowances have been made related to the accounts receivable balance of Focus Systems, Inc. Management has estimated that no additional allowance for doubtful accounts is necessary after reviewing the remaining accounts receivable.

PROPERTY, PLANT AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.   Property and Equipment is that of our subsidiaries, AquaLiv, Inc. and Focus Systems, Inc., which we have been recorded at actual cost and estimated net book value, less depreciation, which was recorded under Other Expenses on our Consolidated Statements of Operations.

REVENUE RECOGNITION

SALES REVENUE

Sales revenue is derived from AquaLiv, Inc. The sales revenues are billed, paid, and shipped in the same period each month. Current sales revenue for individual accounts range from $35 to $1,695.

SERVICE REVENUE

Revenue derived from services from our Focus Systems subsidiary comes from several smaller accounts and is billed on a monthly basis.  The monthly billing for these accounts range from $35 to $1,087. Service revenue is billed at the beginning of the service period and accrued until paid.

ROYALTY REVENUE

Royalty revenue was discontinued on June 22, 2011 in conjunction with the distribution of Infrared Applications, Inc. Royalty revenue had been recorded as earned in the month it was received.

(13)

PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

Most of our programs are dependent on capital in excess of that which is derived from current sales for us to be able to execute on large marketing initiatives.  Based on this need, we are focused on raising capital through various means, including, but not limited to, private investment, the selling of equity, convertible notes, and other acceptable means.  Additionally, we continue to explore opportunities to acquire and/or merge with other entities that bring synergy to the company and its subsidiaries, are engaged in emerging markets, offer new technologies, or bring other benefits to the company and its shareholders. Many of the planned initiatives defined below will be dependent on our success in raising the proper amount of capital.

To date, extensive research, development, and testing have been conducted in both agriculture and medicine under AquaLiv, Inc. Numerous products in our pipeline are nearing marketability including AgSmart™ Potato and several varieties of NatuRx™ medicinal treatments. Because AquaLiv has been primarily focused on research and development, significant infrastructure needs to be built in order to service the tremendous size of our target markets.

Our goals and objectives over the next twelve months include, the hiring of industry veteran Vice Presidents in Agriculture and Medicine, expand offices and laboratory in Seattle and Tokyo, build a manufacturing and warehousing facility in Seattle, launch clinical HIV/AIDS study, and train sales staff to sell AgSmart™.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 COMPARED WITH THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

REVENUES

Revenues were approximately $590,138 for the fiscal year ended September 30, 2011 as compared to approximately $139,298 for the prior fiscal year. Revenue was comprised of sales revenue, service revenue, and royalty revenue (discontinued June 22, 2011), .  Sales revenue for the fiscal year ended September 30, 2011 and 2010 amounted to $446,053 and $0, respectively. Sales revenue accounted for 76% of the revenue for the fiscal year ended September 30, 2011 and 0% of the revenue for the prior fiscal year.  Service revenue amounted to $44,085 for the fiscal year ended September 30, 2011 compared to $30,108 for the fiscal year ended September 30, 2010. Service revenue accounted for 7% of the total revenue, for the fiscal year ended September 30, 2011, and 22% for the fiscal year ended September 30, 2010. Royalty revenue for the fiscal year ended September 30, 2011 and 2010 amounted to $100,000 and $109,190, respectively. Royalty revenue accounted for 17% of the revenue for the fiscal year ended September 30, 2011(having been discontinued June 22, 2011) and 78% of the revenue for the fiscal year ended September 30, 2010.  The increase in total revenue was due to the acquisition of AquaLiv, Inc. in December 2010.  The decrease in revenues related to royalty revenue is a reflection of the distribution of the assets of Infrared Applications, Inc. on June 22, 2011, as which time company ceased recognizing royalty revenue.

COST OF SALES

Cost of sales for the fiscal year ended September 30, 2011 was $193,430 as compared to $5,834 for the prior fiscal year, a result of the cost of goods used in the production and delivery of products by AquaLiv, Inc..

(14)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expense for the fiscal year ended September 30, 2011 was $1,020,310 as compared to $1,138,018 for the prior fiscal year, a decrease of 10.3%. The decrease was due to the elimination of several onetime expenses from the prior fiscal year, including loss on goodwill impairment for Focus Systems of $583,301, a result of the company fully impairing the goodwill received in the Focus Systems acquisition in the prior fiscal year; loss on goodwill impairment of Infrared Applications, Inc. of 34,970, which included the full impairment of patent cost during the prior fiscal year; and loss on impairment of note receivable in the amount of $170,000, which included the impairment of the full amount of the note receivable that defaulted during the prior fiscal year. Additionally, consulting fees decreased from $72,361 in 2010 to $60,819 in 2011, a decrease of 16%, and a result of the company continuing to utilize outside vendors to perform services for us. Professional fees decreased from $93,302 in 2010 to $88,683 in 2011, a decrease of 5%, attributed to the decrease in legal fees during the fiscal year. The reductions in operating expenses were offset by increases in several areas, including and increase in management fees from $55,802 in 2010 to $105,900 in 2011, an increase of 90%, and a result of fees paid to our acting President and one of our subsidiaries President throughout the fiscal year. Payroll expense increased from $126 in 2010 to $127,455 in 2011, attributed to the employees acquired in with the acquisition of AquaLiv, Inc. Research and development increased from $595 in 2010 to $9,936 in 2011, a result of our increased research work on AquaLiv, Inc. technologies during the fiscal year. Travel, meals, and entertainment increased from $5,070 in 2010, to $20,333 in 2011, a 301% increase and a result of management’s need to travel to meetings throughout the fiscal year. Other general and administrative increased from $122,509 in 2010 to $287,412, an increase of 135%, and primarily attributed to an increase in utilities, rent, and taxes associated with the AquaLiv, Inc. acquisition. There was a onetime loss on goodwill impairment associated with the AquaLiv, Inc. acquisition in the amount of $315,484, a result of the company fully impairing the goodwill received in the AquaLiv, Inc. acquisition.

OTHER INCOME AND EXPENSE

For the fiscal year ended September 30, 2011, the expense was $17,352 compared to $4,050 for the prior fiscal year, an increase of 328%. The increase in expense resulted from a gain of $19,400 due to the recapture of prior loss impairment of a note receivable; a gain of $74,353 due to the distribution of Infrared Applications, Inc.; a loss of $61,111 due to the account of a derivative liability; and an increase in interest from $4,050 in 2010 to $15,290 in 2011 due to the increase in corporate debt.

NET LOSS BEFORE PROVISION FOR INCOME TAXES

The net loss for the fiscal year ended September 30, 2011 was $606,250 versus $1,008,604 for the prior fiscal year. The decrease in the loss of $402,354 was due to a large net decrease in one time impairment losses totaling $788,271. The decreases to expenses were primarily offset by a onetime increase of $315,484 from loss on goodwill impairment of AquaLiv, Inc., and net increases in management fees of $50,098, payroll expenses of $127,329, and other general and administrative expenses of $164,903.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our anticipated monthly expenses, we may not have sufficient capital resources to maintain our business position. Our major priority in 2012 will be to secure the necessary funds to meet our obligations and grow our businesses.

GOING CONCERN

We have limited working capital and limited revenues from sales of products or services.. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

INFRARED SYSTEMS INTERNATIONAL

SEPTEMBER 30, 2011 CONSOLIDATED FINANCIAL STATEMENTS

(16)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AquaLiv Technologies, Inc. (FKA Infrared Systems International)

We have audited the accompanying consolidated balance sheets of AquaLiv Technologies, Inc. (FKA Infrared Systems International) and its wholly owned subsidiaries (“The Company”) as of September 30, 2011 and 2010, and the consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaLiv Technologies, Inc. (FKA Infrared Systems International) and its wholly owned subsidiaries as of September 30, 2011 and 2010, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, C.P.A.’s

Bongiovanni & Associates, C.P.A.’s

Cornelius, North Carolina

January 13, 2012

(17)

AQUALIV TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2011	September 30, 2010

CURRENT ASSETS:
Cash	$3,732	$1,034
Accounts receivable	1,968	16,008

Total Current Assets	5,700	17,042

PROPERTY AND EQUIPMENT, net	8,427	5,000

INVENTORY	723	—

TOTAL ASSETS	$14,850	$22,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$107,438	$100,513
Credit cards payable	17,187	46,262
Notes payable	189,179	260,695
Derivative liability	111,111	—
Other liabilities	20,746	36,599

Total Current Liabilities	445,661	444,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000
shares authorized,
911,618 and 285,618 shares issued and	912	286
outstanding, respectively
Common stock, $0.001 par value, 1,000,000,000
shares authorized,
291,617,428 and 187,243,870 shares issued and	291,617	187,244
outstanding, respectively
Additional paid in capital	1,907,365	1,414,898
Retained (deficit)	(2,612,390)	(2,024,455
Noncontrolling interest	(18,315)	—

Total Stockholders' (Deficit)	(430,811)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$14,850	$22,042

See accompanying consolidated notes and reports of independent registered public accounting firm.

(18)

AQUALIV TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended September 30,

		2011	2010

REVENUES:

Royalty		$100,000	$109,190
Sales		446,053	—
Service		44,085	30,108

Total Revenues		590,138	139,298

COST OF GOODS SOLD		193,430	5,834

GROSS PROFIT		396,708	133,464

OPERATING EXPENSES:
Bad Debts		4,289
Consulting fees		60,819	72,361
Management fees		105,900	55,802
Payroll expense		127,455	126
Professional fees		88,683	93,302
Research and development		9,936	577
Travel, meals, and entertainment		20,333	5,070
Loss on goodwill impairment, AquaLiv		315,484	—
Loss on goodwill impairment, Focus		—	583,301
Loss on goodwill impairment, IAI		—	34,970
Loss on impairment of note receivable		—	170,000
Other selling general and administrative		287,412	122,509

Total Operating Expenses		1,020,310	1,138,018

LOSS FROM OPERATIONS		(623,602)	(1,004,554)

OTHER INCOME (EXPENSE):
Recapture of loss on impairment of
note receivable		19,400	—
Gain on distribution of IAI, net		74,353	—
Loss on derivative liability		(61,111)	—
Interest expense		(15,290)	(4,050)

NET (LOSS) BEFORE INCOME TAX PROVISION		(606,250)	(1,008,604)

PROVISION FOR INCOME TAXES		—	—

CONSOLIDATED NET (LOSS)		(606,250)	(1,008,604)

Add: Net loss attributable to noncontrolling interest, AquaLiv, Inc.		41,956	—

NET (LOSS) ATTRIBUTABLE TO COMPANY		$(564,294)	$(1,008,604)

BASIC AND DILUTED NET (LOSS) PER SHARE	$	*	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING		228,052,093	91,957,785

 * = less than $.01

See accompanying consolidated notes and reports of independent registered public accounting firm.

(19)

	Preferred Stock		Common Stock		Additional paid in	Retained	Noncontrolling	Total Stockholders
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	(Deficit)

BALANCES,
September 30, 2009	—	$—	11,671,700	$11,672	$992,947	$(1,015,851)	$—	$(11,232)

Issuance of common stock for cash and a promissory note	—	—	115,572,170	115,572	84,428	—	—	200,000

Issuance of common stock for services received	—	—	20,000,000	20,000	—	—	—	20,000
Issuance of common and
preferred stock
for purchase of
Issuance of comm	250,000	250	30,000,000	30,000	279,750	—	—	310,000

Issuance of
preferred shares for
an investment
receivable	500,000	500	—	—	249,500	—	—	250,000

Issuance of
common stock for
services received	—	—	5,000,000	5,000	25,000	—	—	30,000

Issuance of
common stock for
services received	—	—	5,000,000	5,000	15,000	—	—	20,000

Cancellation of
unexercised
preferred stock
investment	(464,382)	(464)	—	—	(231,727)	—	—	(232,191)

Net Loss for
the year ended
September 30, 2010	—	—	—	—	—	(1,008,604)	—	(1,008,604)

BALANCES,
September 30, 2010	285,618	$286	187,243,870	$187,244	$1,414,898	$(2,024,455)	$—	$(422,027)

Issuance of
common stock
to repay debt	—	—	9,500,000	9,500	(4,500)	—	—	5,000

Issuance of
preferred stock
for 50% purchase of
AquaLiv, Inc.	400,000	400	—	—	399,600	(23,641)	23,641	400,000

Issuance of
common stock	—	—	3,750,000	3,750	20,250	—	—	24,000
to reduce preferred	(24,000)	(24)	—	—	(23,976)	—	—	(24,000)

Issuance of
preferred stock
for cash	90,000	90	—	—	44,910	—	—	45,000

Issuance of
preferred stock
for cash	100,000	100	—	—	49,900	—	—	50,000

Issuance of
common stock
to repay debt	—	—	10,000,000	10,000	(5,000)	—	—	5,000

Issuance of
common stock
to repay debt	—	—	10,000,000	10,000	(5,000)	—	—	5,000

Issuance of
common stock
to repay debt	—	—	10,000,000	10,000	(5,000)	—	—	5,000

Issuance of
common stock
to repay debt	—	—	10,000,000	10,000	(5,000)	—	—	5,000

Issuance of
common stock
to repay debt	—	—	3,947,368	3,947	11,053	—	—	15,000

Issuance of
common stock
to repay debt	—	—	2,380,952	2,381	7,619	—	—	10,000

Issuance of
common stock
to repay debt	—	—	3,200,000	3,200	4,800	—	—	8,000

Issuance of
common stock
to repay debt	—	—	11,500,000	11,500	(5,750)	—	—	5,750

Issuance of
common stock
to repay debt	—	—	4,095,238	4,095	4,505	—	—	8,600

Issuance of
common stock
to repay debt	—	—	12,000,000	12,000	(6,000)	—	—	6,000

Issuance of
common stock
to repay debt	—	—	6,500,000	6,500	(3,250)	—	—	3,250

Issuance of
common stock
to repay debt	—	—	7,500,000	7,500	(3,750)	—	—	3,750

Issuance of
preferred stock
for sevices	10,000	10	—	—	4,990	—	—	5,000

Issuance of
preferred stock
for cash	50,000	50	—	—	24,950	—	—	25,000

Distribution of
IAI assets, net	—	—	—	—	(18,298)	—	—	(18,298)

Funds received by
subsidiary for previously
issued preferred shares	—	—	—	—	5,414	—	—	5,414

Net Loss for
the year ended
September 30, 2011	—	—	—	—	—	(564,294)	(41,956)	(606,250)

BALANCES,
September 30, 2011	911,618	$912	291,617,428	$291,617	$1,907,365	$(2,612,390)	$(18,315)	$(430,811)

See accompanying notes and auditors reports.

(20)

AQUALIV TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(564,294)	$(1,008,604)
Adjustments to reconcile net loss to net cash
provided by
(used in) operating activities:
Noncontrolling interest in income of consolidated subsidiary	41,956	—
Depreciation	2,800	1,802
Amount reserved due to doubtful accounts	4,289	(180)
Loss on goodwill impairment, Focus	—	583,301
Loss on impairment of assets, IAI	—	34,970
Loss (recapture) on impairment of note receivable	(19,400)	170,000
Issuance of Preferred stock for services received	5,000	70,000
Loss on goodwill impairment, Aqualiv	315,484	—
Loss on derivative liability	61,111
Gain on distribution of IAI, net of intercompany	(18,298)	—
transfers
Net (increase) decrease in operating assets:
Accounts receivable	14,040	14,392
Prepaid expenses	—	8,174
Net increase (decrease) in operating liabilities:
Accounts payable	6,925	75,088
Credit cards payable	(29,075)	46,262
Customer deposits	—	(66,168)
Other liabilities	(15,853)	36,599

Net Cash (Used in) Operating Activities	(195,393)	(34,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	—	(1,000)
Payments for property and equipment	(6,873)	—

Net Cash (Used in) Investing Activities	(6,873)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	101,800	39,638
Payments for notes payable	(22,250)	(22,226)
Proceeds of capital stock issuance	125,414	17,809

Net Cash Provided by Financing Activities	204,964	35,221

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,698	19

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,034	1,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,732	$1,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and related	$85,350	$—
accrued interest
Debt acquired from acquisition	$—	$221,057
Issuance of preferred stock for acquisition	$400,000	$—

(21)

AQUALIV TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AquaLiv Technologies, Inc. ("the Company") is a corporation organized under the laws of the State of Nevada on April 11, 2006, originally under the name of Infrared Systems International,as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) ("CSBI"). CSBI was organized under the laws of the State of Delaware on June 16, 1969. In July 2007, CSBI transferred the needs a space before “as” assets, liabilities, and operations of its technology licensing business to the Company. Because CSBI's operations are considered to be the Company's predecessor business, the consolidated financial statements include CSBI's operations from the inception of the business. In December 2008, the Company completed its spin-off by dividend to stockholders of CSBI.

In March 2010, the Company transferred the assets, liabilities, and operations of its technology licensing business to a wholly-owned subsidiary, Infrared Applications, Inc (“IAI”).  IAI was organized under the laws of the state of Texas on March 26, 2010. On April 14, 2010, the Company sold a majority interest in its Common stock to Take Flight Equities, Inc. (“TFE”), a corporation organized under the laws of the State of Washington, and control of the Company was transferred to William Wright, its current CEO. Under the terms of the Agreement, continued to operate as a wholly owned subsidiary until June 22, 2011, when IAI was distributed to the Gary Ball, the companies former CEO, under a Management and Distribution Agreement dated March 24, 2010.

Also in April 2010, the Company acquired 100% of the outstanding common stock of Focus Systems, Inc. (“Focus”), a company organized under the laws of the state of Washington on August 8, 2007, from ProPalms, Inc., for 3,000,000 shares of Common stock, 250,000 shares of Preferred stock, and the assumption of $283,639 in liabilities.  Focus is operated as a wholly-owned subsidiary of the Company. In addition to this agreement, the Company agreed to issue ProPalms 500,000 Preferred shares for an Investment Receivable of $250,000. Under the terms of the agreement, ProPalms was to make the investment over the course of 4 months or return the unvested stock within 1 year.  Over the course of the 4 months, ProPalms invested $17,809.  ProPalms returned the unvested portion of the stock (amounting to 464,382 Preferred shares) and the Company has accounted for it on its Change in Stockholders’ Deficit.  On May 14, 2010, the Company completed a 10:1 forward split of its Common stock.

On December 16, 2010 the company purchased a 50% interest in AquaLiv, Inc. from Craig Hoffman for $400,000 paid in the form of 400,000 shares of Preferred stock valued at $1.00 per share. We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv, Inc. is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, Inc. and we are required to consolidate its financials accordingly. The remaining 50% non-controlling interest is owned by Craig Hoffman, AquaLiv, Inc’s President and CEO. AquaLiv, Inc. is a life sciences research and development company creating novel products for numerous industries. The company's technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv is providing innovative, ingredient-free solutions to the world's largest problems.

On June 22, 2011, in accordance with Management and Distribution Agreement (“Agreement”) dated March 24, 2010, we completed the distribution of substantially all of the assets of Infrared Applications, Inc. (“IAI”), a Texas corporation. All of the outstanding stock of IAI has been transferred to Gary Ball (“Ball”) in accordance with the Agreement. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010, upon the earlier of the foregoing occurrence: (i) the net proceeds from the sale of substantially all of the assets of IAI or (ii) Ball elects to make a Subsidiary Stock Distribution. Any cost incurred in connection with a Subsidiary Distribution shall be the responsibility of Ball. There is no certainty as to when or if a Subsidiary Stock Distribution will occur.

On September 6, 2011, the company filed its Articles of Amendment with the State of Nevada to effect a name change to AquaLiv Technologies, Inc. and to increase its authorized common shares to 1,000,000,000. FINRA declared the corporate action effective on September 19, 2011. The name change was effected to more closely align the name with the future direction of the company.

Nature of Operations - The Company’s subsidiary, AquaLiv, Inc., is a life sciences research and development company based in Seattle, Washington. The Company’s technology taps into a previously undiscovered natural phenomenon that gives us significant competitive advantages in the industries of agriculture and medicine. This technology represents an entirely new way to affect the health and behavior of plants and animals, including human beings.. The Company’s wholly-owned subsidiary, Focus Systems, provides remote desktop and cloud computing solutions to small businesses.  Additionally, Focus provides Voice over Internet Protocol (VoIP) phone solutions to small businesses and can deliver the service to households as well.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Accounts Receivable - The Company records accounts receivable at cost less allowance for doubtful accounts. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  Management has estimated that $4,289 is necessary for doubtful accounts after reviewing the accounts receivable at September 30, 2011.

Property and Equipment - The Company records property and equipment at cost and uses straight-line depreciation methods over three to ten years. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.   Property and Equipment is that of our subsidiaries, AquaLiv, Inc. and Focus Systems, Inc., which we have been recorded at actual cost and estimated net book value, less depreciation, which was recorded under Other Expenses on our Consolidated Statements of Operations.

(22)

AQUALIV TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition - The Company's revenue is derived through its subsidiaries. AquaLiv, Inc.’s revenue come primarily from the sales of AquaLiv Water Systems and Infotone Face Mist. The products are sold though the subsidiary’s website portal, www.aqualiv.com. Revenue is derived from AquaLiv, Inc from several smaller purchases ranging from $35 to $1,695. Revenue derived from Focus Systems comes from several smaller accounts and is billed on a monthly basis.  The monthly billing for these accounts range from $72 to $1,087. IAI’s revenue came from royalties derived through licensing its technology to a single customer. The licensing agreement allowed the customer exclusively to use the subsidiary’s technology in aircraft systems manufactured by the customer in exchange for a royalty fee for each system that includes the Company's technology sold by the customer for commercial sales . The royalty fee was payable quarterly and amounts to $800 per aircraft system. As of June 22, 2011, royalty revenue has been discontinued along with the distribution of the IAI assets per the Management and Distribution Agreement.

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

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company had a retained deficit of $2,612,390 and current liabilities in excess of current assets by $439,961. During the year ended September 30, 2011, the Company incurred a net loss of $564,294 and negative cash flows from operations of $195,316. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Revenues - Service – The Company, through its wholly owned subsidiary, Focus, received $1,303 in service revenues from parties related to our CEO during the fiscal year ended September 30, 2011. The revenue was booked at the same rate as that of non-affiliated customers.

Management compensation - During the years ended September 30, 2011 and 2010, respectively, the Company paid management fees of $105,900 and $55,802 to its officers.

Consulting - During the years ended September 30, 2011 and 2010, respectively, the Company paid $30,000 and $0 for consulting services to officers and directors or entities related to or under the control of an officer or director of the Company.

Credit cards payable – During the years ended September 30, 2011 and 2010, the Company’s current and former officers extended credit to the Company and/or its subsidiaries  in the form of personal credit card usage in the amount of $17,187 and $46,262, respectively.

Notes payable – During the fiscal year ended September 30, 2011 and 2010, a company closely held by an officer of the company, loaned the Company $23,388 and $35,588, respectively. The loan is due on demand and carries no interest.  Imputed interest is included in the accompanying Consolidated Statements of Operations.

(23)

AQUALIV TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	September 30, 2011	September 30, 2010

Optical equipment	5 years	$ 39,386	$ 39,386
Office equipment	3 - 10 years	$8,231	$8,231
Computers and peripherals	5 years	7,000	16,000
Furniture and fixtures	5 years	6,873	-
		70,490	63,617
Less accumulated depreciation		(62,063)	(58,617)

Net property and equipment		$8,427	$5,000

Depreciation expense for the years ended September 30, 2011and 2010 was $2,800 and $1,802, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Lives	September 30, 2011	September 30, 2010

Pending patent application	Not applicable	$ -	$ 33,970
Addition to assets		-	1,000

Less accumulated amortization		-	34,970
Less impairment of asset		-	(34,970)

Net definite-life intangible assets		$ -	$ -

The Company's definite-life intangile assets consisted only of a pending patent application. The Company subsidiary received patent approval in fiscal year ended September 30, 2010.  Since the patent was the property of the Company’s subsidiary, IAI, and the determination of value is deemed worthless with no probably future economic benefit, the Company expensed the asset in its entirety, rather than amortize it over an undeterminable amount of time.

Focus Systems Acquisition	September 30, 2010

Acquisition value
Capital in excess of par	$279,750
Common shares 3,000,000 shares	30,000
Preferred shares 250,000 shares	250

Total Acquisition value	$310,000

Valuation classification
Physical Assets	$10,338
Liabilities Assumed	$283,639

Goodwill	583,301
Impairment of Goodwill	(583,301)
Goodwill, net	—

Net value	$0

The Company recorded a one-time impairment of goodwill under operating expenses in the amount of $583,301 in conjunction with the acquisition of Focus Systems due to there being no probable future economic benefit and no certainty of any future cash flows.

Note receivable to IAI	September 30, 2010

Face value of note	$170,000
Less impairment of note	(170,000)
Note receivable remaining	$—

The Company recorded a one-time impairment of the note receivable to IAI under operating expenses in the amount of $170,000 due to the total uncollectability thereof.

AquaLiv, Inc. Acquisition

September 30, 2011

Acquisition value

Preferred shares (per contract)	$400,000
Total Acquisition value	$400,000

Valuation classification
Physical assets	$5,516
Cash	79,000

Goodwill	315,484
Impairment of Goodwill	(315,484
Goodwill, net	—

Net value	$84,516

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

(24)

AQUALIV TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATAED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

Inventories are comprised of the following amounts at the respective dates:

September 30, 2011

Raw materials	$4,340
Work in process	1,447
Finished goods	3,858
Provision for inventory liquidations	(8,921)
Inventory - end of period	$723

There was no inventory as of September 30, 2010.

NOTE 7 - NOTES PAYABLE

At fiscal year ended September 30, 2011, the Company had notes payable in the amount of $239,512, compared to $260,695, in the prior fiscal year. The notes included a note payable to an unaffiliated party in the amount of $165,790, which,is not secured by collateral of the company, carries accrued interest of 6%and is due on demand by the holder. The second note payable is to an affiliated company of our President in the amount of $23,338, is not secured by collateral of the company, carries no interest, and is due on demand by the holder. The third note payable is to an unaffiliated party in the amount of $50,333, is not secured by collateral of the company, carries interest of 8%, is due May 3, 2012, and is convertible into common stock at a 45% discount to market. The Company recognizes this third note payable as a derivative liability and has accounted for it as follows:

INSERT DERIVATIVE LIABILITY SPREADSHEET

(25)

NOTE 8 – STOCKHOLDERS’ DEFICIT (what is required to be included here)

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

NOTE 9 - CONCENTRATIONS

At September 30, 2011, 92% of the Company's accounts receivable was due from custom of which two (2) customers, each accounted for 55% and 37%, respectively.  During the years ended September 30, 2011 and 2010, 17% and 59% of the Company's royalty revenues were generated through a single licensee, respectively. As royalty revenue was discontinued on June 22, 2011, the Company does not expect that level of concentration related to our current products and services.

NOTE 10 - INCOME TAXES

At September 30, 2011, the Company has federal net operating loss carryovers of approximately $1,172,000 available to offset future taxable income and expiring as follows:

$2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, and $428,000 in 2030 and $ 564,00 in 2031. The Company also has a federal contribution carryover of $150 that expires in 2029. At September 30, 2011, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the years ended September 30, 2011 and 2010:

	2011	2010

Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Net income tax expense (benefit) charged to operations	$—	$—

(26)

AQUALIV TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the years ended September 30, 2011 and 2010:

	2011	2010

Loss before income tax provision	$(564,294)	(1,008,604)
Expected federal income tax rate	15.0%	15.0%

Expected income tax expense (benefit at statutory rate	$(84,644)	$(115,291)
Tax effect of	-
Meals and entertainment		632
Change in valuation allowance	(84,644)	150,659

Net income tax expense (benefit)	$—	$—

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	September 30, 2011	September 30, 2010

Deferred tax assets:
Organization costs	$—	$—
Contribution carryover	—	—
Net operating loss carryovers	175,800	91,200

Total deferred tax assets	$175,800	$91,200

Deferred tax liabilities:
Book basis of patent application	$—	$—
Tax depreciation in excess of book	—	—

Total deferred tax liabilities	$—	$—

Total deferred tax assets	$175,800	$91,200
Total deferred tax liabilities	—	—
Valuation allowance	(175,800)	(91,200)

Net deferred tax asset (liability)	$—	$—

These amounts have been presented in the financial statements as follows:

	September 30, 2011	September 30, 2010

Current deferred tax asset (liability)	$—	$—
Non-current deferred tax asset (liability)	—	—
	$—	$—

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to September 30, 2011 through January 13, 2012, which is the date that the September 30, 2011 consolidated financial statements were available to be issued. Previously, the Company evaluated events subsequent to September 30, 2010 through January 14, 2011, which was the date that the September 30, 2010 consolidated financial statements were issued.

On December 1, 2011, the Company’s independent accountant and management identified that the consolidated financial statements prepared following the Company’s merger with Focus Systems, Inc. had material errors and should no longer be relied upon. Errors in the consolidated financial statements included the incorrect accounting of the purchase of Focus Systems, Inc., incorrect classification in its statement of cash flows, and accounting for the non-controlling interest of AquaLiv, Inc. The audit committee or equivalent has informed the independent auditor of these errors.  The Company immediately commenced preparation of amendments to the effected reports, which would contain the revised financials upon which the public could rely. The net effect of the changes on net loss were in material, taken as a whole. Following is a list of quarterly and annual reports that should no longer be relied upon and which will be amended and refiled:

Quarterly report for period ended June 30, 2010

Annual report for period ended September 30, 2010

Quarterly report for period ended December 31, 2010

Quarterly report for period ended March 31, 2011

Quarterly report for period ended June 30, 2011

The Company has instituted an amended internal procedure that includes a review by an independent accountant, management, and directors, or a combination thereof, to approve and authorize the filing of any report to the Commission.

(27)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES (need help with this)

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

(c) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  With the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Items 307 and 308T of Regulation S-K.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources. The Company has hired a Contract CFO to review future financial reports to avoid misstatements in the future. Management has concluded that internal controls over financial reporting are not effective(?).

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

(28)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are:

NAME	AGE	POSITION WITH THE COMPANY	DIRECTOR SINCE

William M. Wright	46	Chairman, Chief Executive Officer, Chief Financial Officer, Secretary	2010

Tracy D. Bushnell	46	Director	2010

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

WILLIAM M. WRIGHT has been AquaLiv Technologies, Inc.’s Chief Executive Officer, President, Secretary-Treasurer, and a director since April 2010. Mr. Wright   has been the President and CEO of Focus Systems, Inc., a Washington corporation, since its formation in 2008.  Focus Systems, Inc. provides Desktop Virtualization which can perform all of the networking functions that can be utilized on standard in-house networks at a fraction of costs, and also Voice over Internet Protocol phone service to its customer base.  From July 2006 to July 2007, Mr. Wright was the Chief Operating Officer and a Director of Gottaplay Interactive, Inc., a Nevada corporation involved in the internet connectivity business and the video game subscription and rental business. Mr. Wright has over 20 years of experience and knowledge in financial management and business operations. His experience includes the start up of DONOBi, Inc., an internet Service Provider that specialized in the acquisition and rollup of numerous rural service providers, and the eventual taking of the company public in 2004. Mr. Wright served as both Chief Executive Officer and Chairman of the Board during his six year tenure with DONOBi, leading to the merger with Gottaplay in 2006. Prior to his work in the technology field, Mr. Wright was a Real Estate Broker in both California and Washington, and including the position of President and minority owner of a local property management company. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University.

TRACY D. BUSHNELL has been a director of AquaLiv Technologies, Inc. since April 2010.  Mr. Bushnell is the President of Trak Management Group, Inc., a construction consulting firm in the state of Washington.  Previous to that, Mr. Bushnell was the President and Chief Executive Officer of the Bushnell Group, which provided construction related services and consulting services, for the previous nine years.

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

(29)

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each of our officers and directors filed his report on Form 3 on a timely basis during the fiscal year ended September 30, 2011.  There are no other known failures to file reports required by Section 16(a) of the Exchange Act.

(30)

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

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY		STOCK BONUS	NON-EQUITY INCENTIVE OPTION AWARDS	PLAN AWARDS	ALL OTHER COMPENSATION	COMPENSATION		TOTAL

Willian M. Wright, Chief Executive Officer (current)	2011	$0		0	0	0	0	$80,000	(1)	$80,000	(1)
	2010	$40,000	(2)	0	0	0	0	$30,000	(2)	$70,000	(1)(2)

Craig Hoffman President (AquaLiv,Inc.)	2011	$44,000		0	0	0	0	0		$44,000
	2010	32,954		0	0	0	0	0		$32,954

Alma Hoffman Vice President (AquaLiv, Inc.)	2011	$38,200		0	0	0	0	0		$38,000
	2010	$13,500		0	0	0	0	0		$13,500

(1) Consist of management fees paid as Chief Executive Officer of the Company.

(2) Consist of a salary received as President of Focus Systems, Inc.

(31)

COMPENSATION DISCUSSION AND ANALYSIS

As indicated in the Summary Compensation Table, the only compensation paid to an officer is the salary and management fee payable to our current President and Treasurer, William M. Wright; the President of our subsidiary, AquaLiv, Inc., Craig Hoffman; and the Vice President of our subsidiary, AquaLiv, Inc., Alma Hoffman. The total salary and management fee paid to our officers, both immediately preceding their role as President of the Company, and subsequent to presiding over the Company, but in the capacity of President of one of our subsidiaries, was $162,200 in fiscal year 2011.

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

The members of the Board of Directors are:

William M. Wright

Tracy D. Bushnell

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2011, information regarding the ownership of common stock:

o Persons who own more than 5% of our common stock;

o Each of our directors and each of our executive officers; and

o All directors and executive officers as a group.

(32)

Each person will have sole voting and investment power with respect to the shares shown, except as noted.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS

William M. Wright (1)	9,250,000	(2)	3.1%
Tracy D. Bushnell (1)	0		0.00%
Gary E. Ball	106,572,170	(3)	36.5	%(3)
Big Apple Consulting	20,020,718		6.9%
All directors and executive officers as a group (2 persons)	9,250,000	(2)	3.1%

(1) The business address for such persons is c/o Infrared Systems International, 4550 NW Newberry Hill Rd, Suite 202, Silverdale, WA 98383.

(2) Includes 9,250,000 common shares held by Take Flight Equities, Inc., of which William Wright is President,.

(3) Includes the voting rights to 106,572,170 common shares held in escrow due to a default in a promissory note from Take Flight  Equities, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None known.

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

	2011	2010

Audit Fees	$19,200	$17,500
Audit-Related Fees	$20,500	$—
Tax Fees	$—	$—
All Other Fees	$3,000	$—
TOTAL	$42,700	$17,500

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

(33)

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(A) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -- September 30, 2011 and 2010

Consolidated Statements of Operation -- Years ended September 30, 2011 and 2010

Consolidated Statements of Changes in Stockholders' Equity (Deficit) -- Years ended September 30, 2011 and 2010

Consolidated tatements of Cash Flows -- Years ended September 30, 2011 and 2010

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

(34)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUALIV TECHNOLOGIES, INC.

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