Form 10-K/A
period 2011-09-30
AQUALIV TECHNOLOGIES, INC.
filed 2012-01-25
CIK 1418115

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10/A

AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended SEPTEMBER 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

AQUALIV TECHNOLOGIES, INC.

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

AND ITS’ SUBSIDIARIES

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

Yes [ ] No |X|

The aggregate market value of the approximately 155,774,540, shares of the registrant's Common Stock held by nonaffiliates on September 30, 2011 was approximately $732,140 based on the average bid and asked price of such Common Stock on September 30, 2011. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

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

The Company is amending this report, Form 10-K/A, to included the following added and/or corrected Notes to the Consolidated Financial Statements.  Financial Statements contained in our original Form 10-K are unchanged, with the execption of Depreciation in our Statements of Cash Flows, which was misreported as $2,800. Depreciation should have been reported as $3,446.

Additionally, due to restrictions with the newly required XBRL filing format, certain items have been consolidated for that filing format, including Loss Impairments in our Statements of Cash Flows and EQuity issuance in our Stockholders’ Equity section.

Note 7 - Notes Payable has been corrected and updated to include information related to the derivative liability.

Note 8 - Stockholders' Deficit has been updated to include information related to transactions between October 1, 2010 and September 30, 2011.

Note 10 - Contingencies has been added to provide additional disclosure.

Note 11 - Loss Per Share has been added to provide additional disclosure.

Note 12 - Segments has been added to provide additional disclosure.

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

(7)

ITEM 1A. RISK FACTORS

IF WE DO NOT GENERATE ADEQUATE REVENUES TO FINANCE OUR OPERATIONS, OUR BUSINESS

MAY FAIL.

We were incorporated on April 11, 2006. Our business primarily involves marketing activities. As of September 30, 2011, we had a retained deficit of $2,612,390. During the years ended September 30, 2011 and 2010, respectively, we had net losses of $564,294 and $1,008,604. We expect our revenues during the next twelve months from our existing products and service customers to remain flat depending upon the US economic recovery and our ability to create market awareness with our AquaLiv brand. Our expected revenue generation and expenses are difficult to predict, and there can be no assurance that revenues will be sufficient to cover operating costs for the foreseeable future. It may be necessary to raise additional funds. If we are unable to raise funds to cover any operating deficit and our sales decrease in 2012 our business may fail.

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

	A	B		C
PLAN CATEGORY
	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCUSE OF OUTSTANDING OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING COLUMN A)
Equity Compensation Plans Not Approved by Stockholders (1)	0	N/A	15,000,000

Total	0	$	N/A	15,000,000

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

A REGISTRANT THAT QUALIFIES AS A SMALLER REPORTING COMPANY IS NOT REQUIRED

TO PROVIDE THE INFORMATION REQUIRED BY THIS ITEM.

(11)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

AquaLiv Technologies, Inc. ("the Company") is a corporation organized under the laws of the State of Nevada on April 11, 2006, originally under the name of Infrared Systems International, as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) ("CSBI"). CSBI was organized under the laws of the State of Delaware on June 16, 1969. In July 2007, CSBI transferred the assets, liabilities, and operations of its technology licensing business to the Company. Because CSBI's operations are considered to be the Company's predecessor business, the financial statements include CSBI's operations from the inception of the business. In December 2008, the Company completed its spin-off by dividend to stockholders of CSBI.

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

ROYALTY REVENUE

We stopped receiving Royalty revenue on June 22, 2011 in conjunction with the distribution of Infrared Applications, Inc. Royalty revenue had been recorded as earned in the month it was received.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 COMPARED WITH THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

REVENUES

Revenues were approximately $590,138 for the fiscal year ended September 30, 2011 as compared to approximately $139,298 for the prior fiscal year. Revenue was comprised of sales revenue, service revenue, and royalty revenue (stopped receiving June 22, 2011).  Sales revenue for the fiscal year ended September 30, 2011 and 2010 amounted to $446,053 and $0, respectively. Sales revenue accounted for 76% of the revenue for the fiscal year ended September 30, 2011 and 0% of the revenue for the prior fiscal year.  Service revenue amounted to $44,085 for the fiscal year ended September 30, 2011 compared to $30,108 for the fiscal year ended September 30, 2010. Service revenue accounted for 7% of the total revenue, for the fiscal year ended September 30, 2011, and 22% for the fiscal year ended September 30, 2010. Royalty revenue for the fiscal year ended September 30, 2011 and 2010 amounted to $100,000 and $109,190, respectively. Royalty revenue accounted for 17% of the revenue for the fiscal year ended September 30, 2011(stopped receiving June 22, 2011) and 78% of the revenue for the fiscal year ended September 30, 2010.  The increase in total revenue was due to the acquisition of AquaLiv, Inc. in December 2010.  The decrease in revenues related to royalty revenue is a reflection of the distribution of the assets of Infrared Applications, Inc. on June 22, 2011, as which time company ceased recognizing royalty revenue.

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

 AQUALIV TECHNOLOGIES, INC.

(F/K/A INRARED SYSTEMS INTERNATIONAL)

AND IT’S SUBSIDIARIES

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

/s/ Bongiovanni & Associates, C.P.A.’s

Bongiovanni & Associates, C.P.A.’s

Cornelius, North Carolina

January 13, 2012

(17)

AQUALIV TECHNOLOGIES, INC.
(F/K/A INFRARED SYSTEMS INTERNATIONAL)
AND ITS’ SUBSIDIARIES
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
(F/K/A INFRARED SYSTEMS INTERNATIONAL)
AND ITS’ SUBSIDIARIES
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

(19)

 AQUALIV TECHNOLOGIES, INC.

(F/K/A INFRARED SYSTEMS INTERNATIONAL )

 AND ITS’ SUBSIDIARIES)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock
					Additional			Total
					paid in	Retained	Noncontrolling	Stockholders
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	(Deficit)

BALANCES,
September 30, 2009	—	—	11,671,700	11,672	$992,947	$(1,015,851)	$—	$(11,232)

Issuance of common stock for cash and a promissory note	—	—	115,572,170	115,572	84,428	—	—	200,000

Issuance of common stock for services received	—	—	30,000,000	30,000	40,000	—	—	70,000

Issuance of common and preferred stock for purchase of Focus Systems, Inc.	250,000	250	30,000,000	30,000	279,750	—	—	310,000

Issuance of preferred stock for an investment receivable	500,000	500	—	—	249,500	—	—	250,000

Cancellation of unexercised preferred stock investment	(464,382)	(464)	—	—	(231,727)	—	—	(232,191)

Net loss of the year ended September 30, 2010	—	—	—	—	—	(1,008,604)	—	(1,008,604)

BALANCES,
September 30, 2010	285,618	$286	187,243,870	$187,244	$1,414,898	$(2,024,455)	$—	$(422,027)

Issuance of common stock to repay debt	—	—	100,623,558	100,623	(15,273)	—	—	85,350

Issuance of preferre stock for 50% purchase of AquaLiv, Inc.	400,000	400	—	—	399,600	(23,641)	23,641	400,000

Issuance of common stock	—	—	3,750,000	3,750	20,250	—		24,000

Preferred stock returned for common stock	(24,000)	(24)	—	—	(23,976)	—		(24,000)

Issuance of preferred stock for cash	240,000	240	—	—	119,760	—		120,000

Issuance of preferred stock for sevices	10,000	10	—	—	4,990	—		5,000

Distribution of IAI assets, net	—	—	—	—	(18,298)	—		(18,298)

Other capital contribution	—	—	—	—	5,414	—		5,414

Net loss of the year ended September 30, 2011	—	—	—	—	—	(564,294)	(41,956)	(606,250)

BALANCES,
September 30, 2011	911,618	$912	291,617,428	$291,617	$1,907,365	$(2,612,390)	$(18,315)	$(430,811)

See accompanying notes and auditors reports.

(20)

AQUALIV TECHNOLOGIES, INC.
(F/K/A INFRARED SYSTEMS INTERNATIONAL)
AND ITS’ SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,

	Restated 2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(564,294)	$(1,008,604)
Adjustments to reconcile net loss to net cash
provided by
(used in) operating activities:
Noncontrolling interest in income of consolidated subsidiary	41,956	—
Depreciation	3,446	1,802
Amount reserved due to doubtful accounts	4,289	(180)
Loss on goodwill impairment, Focus	—	583,301
Loss on impairment of assets, IAI	—	34,970
Loss (recapture) on impairment of note receivable	(19,400)	170,000
Issuance of Preferred stock for services received	5,000	70,000
Loss on goodwill impairment, Aqualiv	315,484	—
Loss on derivative liability	61,111
Gain on distribution of IAI, net of intercompany	(18,298)	—
transfers
Net (increase) decrease in operating assets:
Accounts receivable	14,040	14,392
Prepaid expenses	—	8,174
Net increase (decrease) in operating liabilities:
Accounts payable	6,925	75,088
Credit cards payable	(29,075)	46,262
Customer deposits	—	(66,168)
Other liabilities	(15,853)	36,599

Net Cash (Used in) Operating Activities	(195,393)	(34,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	—	(1,000)
Payments for property and equipment	(6,873)	—

Net Cash (Used in) Investing Activities	(6,873)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	101,800	39,638
Payments for notes payable	(22,250)	(22,226)
Proceeds of capital stock issuance	125,414	17,809

Net Cash Provided by Financing Activities	204,964	35,221

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,698	19

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,034	1,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,732	$1,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and related	$85,350	$—
accrued interest
Debt acquired from acquisition	$—	$221,057
Issuance of preferred stock for acquisition	$400,000	$—

(21)

AQUALIV TECHNOLOGIES, INC.

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

AND ITS’ SUBSIDIARIES

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

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

 AND ITS’ SUBSIDIARIES

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

(23)

AQUALIV TECHNOLOGIES, INC.

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

AND ITS’ SUBSIDIARIES

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

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

AND ITS’ SUBSIDIARIES

NOTES TO THE CONSOLIDATAED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

Inventories are comprised of the following amounts at the respective dates:

September 30, 2011

Raw materials	$4,340
Work in process	1,447
Finished goods	3,858
Provision for inventory liquidations	(8,921)
Inventory - end of period	$723

There was no inventory as of September 30, 2010.

NOTE 7 - NOTES PAYABLE AND DERIVATIVE LIABILITY

At fiscal year ended September 30, 2011, the Company had notes payable in the amount of $189,179, compared to $260,695, in the prior fiscal year. The notes included a note payable to an unaffiliated party in the amount of $165,790, which is not secured by collateral of the company, carries accrued interest of 6%and is due on demand by the holder. The second note payable is to an affiliated company of our President in the amount of $23,338, is not secured by collateral of the company, carries no interest, and is due on demand by the holder.

The third note payable is to an unaffiliated party in the amount of $50,000, is not secured by collateral of the company, carries interest of 8%, is due May 3, 2012, and is convertible into common stock at a 45% discount to market. The Company recognizes the third note payable as a derivative liability and has accounted for it as defined below.

Derivative Liability

ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company issued convertible notes and has evaluated the terms and conditions of the conversion features contained in the notes and warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes and warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible notes and warrants was measured at the inception date of the notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.29% to 0.30%, grant dates at 8/1/2011 and 9/30/2011 of stock warrants, the term of convertible note, conversion prices is 55% of stock bid price at date of note conversion, current stock prices on the measurement date ranging from $0.0028 to $0.0051, and the computed measure of the Company’s stock volatility, ranging from 2,342.87% to 2,242.33%.

Included in the September 30, 2011 financial statements is a derivative liability in the amount of $111,111 to account for this transaction. There were no balances in prior periods since this liability arose in 2011. It will be revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the year ended September 30, 2011 are $0 in change of fair value of derivative and $61,111 of debt discount amortization in non-cash charges pertaining to the derivative liability as it pertains to the gain on derivative liability and debt discount, respectively.

	30-Sep-11	30-Sep-10

Loss on goodwill impairment, AquaLiv	$315,484	$ -
Loss on goodwill impairment, Focus		583,301
Loss on goodwill impairment, IAI		34,970
Loss on impairment of note receivable	_________	170,000_
Net loss on impairments	$315,484	$788,271

(25)

AQUALIV TECHNOLOGIES, INC.

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

AND ITS’ SUBSIDIARIES

NOTES TO THE CONSOLIDATAED FINANCIAL STATEMENTS

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

In October 2010 the Company issued 9,500,000 shares of Common stock to repay $5,000 in debt.

In December 2010 the Company issued 400,000 shares of Preferred stock for the purchase of 50% interests in AquaLiv, Inc.

In December 2010 the Company issued 3,750,000 shares of Common stock in exchange for 24,000 shares of Preferred stock valued at $24,000.

In January 2011, the Company issued 90,000 shares of Preferred stock for $45,000 in cash.

I n January 2011, the Company issued 100,000 shares of Preferred stock for $50,000 in cash.

In April 2011 the Company issued 10,000,000 shares of Common stock to repay $5,000 in debt.

In May 2011 the Company issued 10,000,000 shares of Common stock to repay $5,000 in debt.

In May 2011 the Company issued 10,000,000 shares of Common stock to repay $5,000 in debt.

In June 2011 the Company issued 10,000,000 shares of Common stock to repay $5,000 in debt.

In June 2011 the Company issued 3,947,368 shares of Common stock to repay $15,000 in debt.

In June 2011 the Company issued 2,380,952 shares of Common stock to repay $10,000 in debt.

In July 2011 the Company issued 3,200,000 shares of Common stock to repay $8,000 in debt.

In July 2011 the Company issued 11,500,000 shares of Common stock to repay $5,750 in debt.

In July 2011 the Company issued 4,095,238 shares of Common stock to repay $8,600 in debt.

In August 2011 the Company issued 12,000,000 shares of Common stock to repay $6,000 in debt.

In September 2011 the Company issued 6,500,000 shares of Common stock to repay $3,250 in debt.

In September 2011 the Company issued 7,500,000 shares of Common stock to repay $3,750 in debt.

In September 2011 the Company issued 10,000 shares of Preferred stock for $5,000 in management fees.

In September 2011 the Company issued 50,000 shares of Preferred stock for $25,000 in cash.

In September 2011 the Company’s subsidiary received $5,414 in cash in exchange for previously issued Preferred stock related to the AquaLiv, Inc. acquisition.

NOTE 9 - CONCENTRATIONS

At September 30, 2011, 92% of the Company's accounts receivable was due from custom of which two (2) customers, each accounted for 55% and 37%, respectively.  During the years ended September 30, 2011 and 2010, 17% and 59% of the Company's royalty revenues were generated through a single licensee, respectively. As the company stopped receiving royalty revenue on June 22, 2011, the Company does not expect that level of concentration related to our current products and services.

NOTE 10 - CONTINGENCIES

The Company had no contingencies existing as of September 30, 2011 and 2010.

NOTE 11 - LOSS PER SHARE

The basic loss per share was calculated using the net loss and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the forward stock split.

NOTE 12 - SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of September 30, 2011 and 2010.

NOTE 13 - INCOME TAXES

At September 30, 2011, the Company has federal net operating loss carryovers of approximately $1,172,000 available to offset future taxable income and expiring as follows:

$2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, and $428,000 in 2030 and $564,00 in 2031. The Company also has a federal contribution carryover of $150 that expires in 2029. At September 30, 2011, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the years ended September 30, 2011 and 2010:

	2011	2010

Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Net income tax expense (benefit) charged to operations	$—	$—

(26)

AQUALIV TECHNOLOGIES, INC.

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

 AND ITS’ SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the years ended September 30, 2011 and 2010:

	2011	2010

Loss before income tax provision	$(564,294)	(1,008,604)
Expected federal income tax rate	15.0%	15.0%

Expected income tax expense (benefit at statutory rate	$(84,644)	$(115,291)
Tax effect of	-
Meals and entertainment		632
Change in valuation allowance	84,644	150,659

Net income tax expense (benefit)	$—	$—

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	September 30, 2011	September 30, 2010

Deferred tax assets:
Organization costs	$—	$—
Contribution carryover	—	—
Net operating loss carryovers	175,800	91,200

Total deferred tax assets	$175,800	$91,200

Deferred tax liabilities:
Book basis of patent application	$—	$—
Tax depreciation in excess of book	—	—

Total deferred tax liabilities	$—	$—

Total deferred tax assets	$175,800	$91,200
Total deferred tax liabilities	—	—
Valuation allowance	(175,800)	(91,200)

Net deferred tax asset (liability)	$—	$—

These amounts have been presented in the financial statements as follows:

	September 30, 2011	September 30, 2010

Current deferred tax asset (liability)	$—	$—
Non-current deferred tax asset (liability)	—	—
	$—	$—

NOTE 14 - SUBSEQUENT EVENTS

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

Annual report for period ended September 30, 2010

Quarterly report for period ended December 31, 2010

Quarterly report for period ended March 31, 2011

Quarterly report for period ended June 30, 2011

The Company has instituted an amended internal procedure that includes a review by an independent accountant, management, and directors, or a combination thereof, to approve and authorize the filing of any report to the Commission

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

Consolidated Statements of Cash Flows -- Years ended September 30, 2011 and 2010

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

AQUALIV TECHNOLOGIES, INC.

Date: January 24, 2012 By: /s/William M. Wright William M. Wright, Chief Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

/s/WILLIAM M. WRIGHT William M. Wright Chief Executive Officer, President, Principal Financial Officer, and Director /s/TRACY D. BUSHNELL Tracy D. Bushnell Director January 24, 2012