Form 10-Q/A
period 2010-12-31
AQUALIV TECHNOLOGIES, INC.
filed 2012-02-13
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment 2

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

(360) 473-1160

(Issuer's telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

This Form 10-K/A Amendment 2 is being filed to properly account for the non-controlling interest of the subsidiary AquaLiv, Inc. in our balance sheet and statement of operations, and to correct our statement of cash flows as it pertains to the acquisition of AquaLiv, Inc.

(1)

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

(2)

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2010	2010
	(unaudited)
	(restated)

CURRENT ASSETS:
Cash	$82,074	$1,034
Accounts receivable	9,407	16,008

Total Current Assets	91,481	17,042

PROPERTY AND EQUIPMENT, net	9,816	5,000

INVENTORY	6,742	—

TOTAL ASSETS	$108,038	$22,042

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$121,627	$100,513
Credit cards payable	47,065	46,262
Notes payable	293,977	260,695
Other liabilities	35,114	36,599

Total Current Liabilities	497,783	444,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 661,618 and 285,618 shares issued and outstanding, respectively	662	286
Common stock, $0.001 par value, 500,000,000 shares authorized, 200,493,870 and 187,243,870 shares issued and outstanding, respectively	200,494	187,244
Capital in excess of par value	1,806,272	1,414,898
Retained earnings (Deficit)	(2,423,318)	(2,024,455)
Noncontrolling interest	26,145	—

Total Stockholders' (Deficit)	(389,745)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,038	$22,042

See accompanying notes.

(3)

INFRARED SYSTEMS INTERNATIONAL

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

	December 31,2010 (restated)	December 31, 2009

REVENUES:
Royalty	$17,600	$16,800
Sales	114,217	—
Service	11,763	—
Total Revenues	143,580	16,800

COST OF GOODS SOLD	46,524	—

GROSS PROFIT	97,056	16,800

OPERATING EXPENSES:
Consulting fees	15,075	—
Management fees	20,890	1,895
Payroll expense	24,773	—
Professional fees	31,657	21,280
Research and development	2,434	229
Travel, meals, and entertainment	3,387	2,926
Loss on goodwill impairment, AquaLiv	315,484	—
Other general and administrative	53,498	6,200

Total Operating Expenses	467,198	32,530

LOSS FROM OPERATIONS	(370,142)	(15,730)

OTHER INCOME (EXPENSE):
Interest expense	(2,577)	(857)

LOSS BEFORE INCOME TAX PROVISION	(372,718)	(16,587)

PROVISION FOR INCOME TAXES	—	—

CONSOLIDATED NET LOSS	(372,718)	(16,587)

Less: Net income attributable to non-controlling interest, AquaLiv	(2,505)	—

NET LOSS ATTRIBUTABLE TO COMPANY	$(375,223)	$(16,587)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	200,493,870	11,672,790

See accompanying notes.

(4)

INFRARED SYSTEMS INTERNATIONAL

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	December 31,2010 (restated)	December 31 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,223)	$(16,587)
Adjustments to reconcile net loss to net cash by operating activities:
Noncontrolling interest in income of consolidated subsidiary	2,505	—
Depreciation	700	395
Loss on goodwill impairment, AquaLiv	315,484	—
Net (increase) decrease in operating assets:
Accounts receivable	6,601	13,600
Prepaid expenses	—	6,400
Inventory	(6,742)	—
Net increase (decrease) in operating liabilities:
Accounts payable	21,114	9,165
Credit cards payable	803	—
Customer deposits	—	(12,600)
Other liabilities	(1,485)	—

Net Cash Provided (Used) by Operating Activities	(36,243)	373

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	—	(1,000)
Payments for property and equipment	(5,516)	—

Net Cash Provided (Used) by Investing Activities	(5,516)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes, net	43,793	—
Proceeds of capital stock issuance	79,000	—

Net Cash Provided by Financing Activities	122,793	—

NET INCREASE (DECREASE) IN CASH	81,034	(627)

CASH AT BEGINNING OF PERIOD	1,040	1,015

CASH AT END OF PERIOD	$82,074	$388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$857
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and accrued interest	$5,000	$—
Issuance of preferred stock for acquisition	$400,000	$—

See accompanying notes.

(5)

INFRARED SYSTEMS INTERNATIONAL

AND ITS SUBSIDIARIES

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2010, the Company had a retained deficit of $ 2,423,318 and current liabilities in excess of current assets by $389,745.  During the three months ended December 31, 2010, the Company incurred a net loss of $375,223 and negative cash flows from operations of $370,142.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the three months ended December 31, 2010 and 2009:

	2010	2009
Loss before income tax provision	$(372,718)	$(15,730)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(55,908)	$(2,360)
Tax effect of:
Meals and entertainment	508	439
Change in valuation allowance	55,400	1,921
Net income tax expense (benefit)	$—	$—

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2010
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

These amounts have been presented in the financial statements as follows:

June 30, 2010
Current deferred tax asset (liability)	$—
Non-current deferred tax asset (liability)	—
$—

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

On December 1, 2011, our management concluded that our audited financial statements for the quarter ended December 31, 2010 no longer should be relied upon.  The following changes were noted:

Balance Sheets

The balance sheet for the quarter ending December 31, 2010 was restated to account for the noncontrolling interest in AquaLiv, Inc. The adjustment accounted for net equity in the noncontrolling interest portion of AquaLiv, Inc. in the amount of $26,145.

Statement of Operations

Statement of operations for the quarter ending December 31, 2010 was restated to account for the noncontrolling interest in AquaLiv, Inc. The adjustment accounted for net income in the nononcontrolling interest portion of AquaLiv, Inc. in the amount of $2,505.

Statement of Cash Flows

Statement of cash flows for the quarter ending December 31, 2010 was restated to account for the noncontrolling interest in AquaLiv, Inc., and to properly account for the acquisition of AquaLiv, Inc. and the subsequent loss on goodwill impairment as detailed in Note 5 above.

NOTE 10 - SUBSEQUENT EVENTS

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

On December 16, 2010 the company purchased a 50% interest in AquaLiv, Inc. from Craig Hoffman for $400,000 paid in the form of 400,000 shares of the Company’s Series A Preferred stock valued at $1.00 per share. We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv, Inc. is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, Inc. and we are required to consolidate its financials accordingly. The remaining 50% non-controlling interest is owned by Craig Hoffman, AquaLiv, Inc’s President and CEO. AquaLiv, Inc. is a life sciences research and development company creating novel products for numerous industries. The company's technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv is providing innovative, ingredient-free solutions to the world's largest problems.

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

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended December 31, 2010 was $375,223 as compared to $16,587 for the three months ended December 31, 2009.  The increase in net loss is attributed to the increase in our operating expenses due to the subsidiary changes and business additions to the Company, as well as the one time write off of goodwill attributed to the AquaLiv acquisition.

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

Date:	February 10, 2012		INFRARED SYSTEMS INTERNATIONAL
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director

(15)