Form 10-Q/A
period 2011-03-31
AQUALIV TECHNOLOGIES, INC.
filed 2012-02-13
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- Q/A

Amendment 1

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

This Form 10-K/A Amendment 1 is being filed to properly account for the non-controlling interest of the subsidiary AquaLiv, Inc. in our balance sheet and statement of operations, and to correct our statement of cash flows as it pertains to the acquisition of AquaLiv, Inc.

(1)

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

(2)

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2011(Unaudited)	September 30, 2010
	(restated)

CURRENT ASSETS:
Cash	$52,859	$1,034
Accounts receivable	7,633	16,008

Total Current Assets	60,491	17,042

PROPERTY AND EQUIPMENT, net	8,470	5,000

INVENTORY	17,328	—

TOTAL ASSETS	$86,290	$22,042

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$97,256	$100,513
Credit cards payable	43,834	46,262
Notes payable	278,903	260,695.00
Other liabilities	23,876	36,599.00

Total Current Liabilities	443,869	444,069

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
851,618 and 285,618 shares issued and outstanding, respectively	852	286
Common stock, $0.001 par value, 500,000,000 shares authorized,
200,493,870 and 187,243,870 shares issued and outstanding,
respectively	200,494	187,244
Capital in excess of par value	1,911,082	1,414,898
Retained earnings (deficit)	(2,453,973)	(2,024,455)
Noncontrolling interest	16,034	—

Total Stockholders' (Deficit)	(357,579)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,290	$22,042

See accompanying notes.

(3)

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(restated)		(restated)
REVENUES:
Royalty	$28,800	$14,400	$46,400	$31,200
Sales	119,993	—	234,210	—
Service	10,255	—	22,018	—

Total Revenues	159,048	14,400	302,628	31,200

COST OF GOODS SOLD	59,522	—	106,046	—

GROSS PROFIT	99,527	14,400	196,583	31,200

OPERATING EXPENSES:
Consulting fees	7,053	—	22,128	—
Management fees	24,030	2,197	44,920	4,092
Payroll expense	28,730	—	53,503	—
Professional fees	27,261	25,520	58,918	46,800
Research and development	4,663	366	7,097	595
Travel, meals, and entertainment	3,453	2,042	6,840	4,968
Loss on goodwill impairment, AquaLiv	—	—	315,484	—
Other general and administrative	92,804	6,569	146,302	12,769

Total Operating Expenses	187,994	36,694	655,192	69,224

LOSS FROM OPERATIONS	(88,467)	(22,294)	(458,609)	(38,024)

OTHER INCOME (EXPENSE):
Recapture loss on impairment of note receivable	19,400	—	19,400	—
Interest expense	(3,767)	(972)	(6,344)	(1,829)

LOSS BEFORE INCOME TAX PROVISION	(72,834)	(23,266)	(445,553)	(39,853)

PROVISION FOR INCOME TAXES	—	—	—	—

CONSOLIDATED NET LOSS	(72,834)	(23,266)	(445,553)	(39,853)

Add: Net loss attributable to
noncontrolling interest, AquaLiv	10,111	—	7,606	—

NET LOSS ATTRIBUTABLE TO COMPANY	$(62,723)	$(23,266)	$(437,947)	$(39,853)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	200,493,870	11,672,790	200,493,870	11,672,790

* Weighted average shares outstanding reflect the 10:1 forward split on 5/14/2010

See accompanying notes.

(4)

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	For the Six Months
	Ended March 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(restated)
Net loss	$(437,947)	$(39,853)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Noncontrolling interest in income (loss) of consolidated subsidiary	(7,606)	—
Depreciation	2,046	790
Loss (recapture) on impairment of note receivable	(19,400)
Loss on goodwill impairment, AquaLiv	315,484	—
Net (increase) decrease in operating assets:
Accounts receivable	8,375	16,000
Prepaid expenses	—	6,400
Inventory	(17,328)	—
Net increase (decrease) in operating liabilities:
Accounts payable	(3,257)	28,839
Credit cards payable	(2,428)	—
Customer deposits	—	(13,800)
Other liabilities	(12,723)	—

Net Cash Provided (Used) by Operating Activities	(174,784)	(1,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	—	(1,000)
Payments for property and equipment	(5,516)	—

Net Cash Provided (Used) by Investing Activities	(5,516)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes, net	48,125	1,807
Proceeds of capital stock issuance	184,000	—

Net Cash Provided by Financing Activities	232,125	1,807

NET INCREASE (DECREASE) IN CASH	51,825	(817)

CASH AT BEGINNING OF PERIOD	1,034	1,015

CASH AT END OF PERIOD	$52,859	$198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$1,829
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and accrued interest	$5,000	$—
Issuance of preferred stock for acquisition	$400,000	$—

See accompanying notes.

(5)

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2011, the Company had a retained deficit of $2,453,973 and current liabilities in excess of current assets by $357,579.  During the six months ended March 31, 2011, the Company incurred a net loss of $445,553 and negative cash flows from operations of $174,784 .  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
$—

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

On December 1, 2011, our management concluded that our audited financial statements for the quarter ended March 31, 2011 no longer should be relied upon.  The following changes were noted:

Balance Sheets

The balance sheet for the quarter ending March 31, 2011 was restated to account for the noncontrolling interest in AquaLiv, Inc. The adjustment accounted for net equity in the noncontrolling interest portion of AquaLiv, Inc. in the amount of $16,034.

Statement of Operations

Statement of operations for the three and six months ending March 31, 2011 was restated to account for the noncontrolling interest in AquaLiv, Inc. The adjustment accounted for net loss in the nononcontrolling interest portion of AquaLiv, Inc. in the amount of $10,111 for the three months ended March 31, 2011 and $7,606 for the six months ended March 31, 2011.

Statement of Cash Flows

Statement of cash flows for the quarter ending March 31, 2011 was restated to account for the noncontrolling interest in AquaLiv, Inc., and to properly account for the acquisition of AquaLiv, Inc. and the subsequent loss on goodwill impairment as detailed in Note 5 above.

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