Form 10-Q/A
period 2011-06-30
AQUALIV TECHNOLOGIES, INC.
filed 2012-02-16
CIK 1418115

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

INFRARED SYSTEMS INTERNATIONAL – QUARTERLY REPORT ON FORM 10-Q

Table of Contents

	PART I	PAGE

Item 1	Financial Statements

Balance Sheets

Statement of Operations

Statement of Cash Flow

Notes

Item 2.	Management's Discussion and Analysis of financial condition and results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Security

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
	( restated )
CURRENT ASSETS:
Cash	$3,528	$1,034
Accounts receivable	6,395	16,008

Total Current Assets	9,923	17,042

PROPERTY AND EQUIPMENT, net	9,127	5,000

INVENTORY	14,513	—

TOTAL ASSETS	$33,563	$22,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$105,993	$146,775
Notes payable	221,329	260,695
Other liabilities	20,946	36,599

Total Current Liabilities	348,268	444,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
861,618 and 285,618 shares issued and outstanding, respectively	862	286
Common stock, $0.001 par value, 500,000,000 shares authorized,
246,822,190 and 187,243,870 shares issued and outstanding, respectively	246,822	187,244
Additional paid in capital	1,891,446	1,414,898
Retained (deficit)	(2,461,795)	(2,024,455)
Noncontrolling interest	7,960	—

Total Stockholders' (Deficit)	(314,705)	(422,027)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$33,563	$22,042

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2011	2010		2011	2010
	(restated)			(restated)
REVENUES:

Royalty	$53,600		$55,590	$100,000	$86,790
Sales	103,719		—	337,929	—
Service	11,531		15,707	33,549	15,707

Total Revenues	168,850		71,297	471,478	102,497

COST OF GOODS SOLD	45,756		4,273	151,802	4,273

GROSS PROFIT	123,094		67,024	319,677	98,224

OPERATING EXPENSES:
Consulting fees	34,910		—	57,038	—
Management fees	26,190		28,814	71,110	32,906
Payroll expense	32,904		—	86,407	—
Professional fees	14,332		21,449	73,250	68,249
Research and development	1,146		2,755	8,243	3,350
Travel, meals, and entertainment	3,115		—	9,955	4,968
Loss on goodwill impairment, AquaLiv	—		—	315,484	—
Loss on goodwill impairment, Focus	—		305,000	—	305,000
Loss on goodwill impairment, IAI	—		34,970	—	34,970
Other general and administrative	64,126		64,655	210,428	77,424

Total Operating Expenses	176,724		457,643	831,916	526,867

LOSS FROM OPERATIONS	(53,630)		(390,619)	(512,239)	(428,644)

OTHER INCOME (EXPENSE):
Recapture of loss on impairment of
note receivable	—		—	19,400	—
Gain on distribution of IAI, net	74,353		—	74,353	—
Interest expense	(4,551)		(4,050)	(10,895)	(5,879)

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION	16,172		(394,669)	(429,381)	(434,523)

PROVISION FOR INCOME TAXES	—		—	—	—

CONSOLIDATED NET LOSS	16,172		(394,669)	(429,381)	(434,523)

Add: Net loss attributable to noncontrolling interest, AquaLiv	8,074		—	15,680	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	$24,246	$	(394,669)	$(413,701)	$(434,523)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00		$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	229,270,190		177,224,960	209,253,370	66,863,513

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended June 30,

	2011	2010
	( restated )	( restated )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(413,701)	$(712,824)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Noncontrolling interest in income (loss) of consolidated subsidiary	(15,680)	—
Depreciation	2,746	1,802
Loss (recapture) on impairment of note receivable	(19,400)	—
Impairment of intangible assets	—	33,970
Impairment of goodwill-Aqualiv	315,484	—
Loss on goodwill impairment, Focus	—	583,301
Gain on distribution of IAI, net of intercompany transfers	(18,298)	—
Net (increase) decrease in operating assets:
Accounts receivable	9,613	24,555
Prepaid expenses	—	7,974
Net changes in inventory	(14,513)	—
Net increase (decrease) in operating liabilities:
Accounts payable and credit cards payable	(40,782)	(212,644)
Customer deposits	—	(66,168)
Other liabilities	(10,019)	59,459

Net Cash (Used in) Operating Activities	(204,550)	(280,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(6,873)	—

Net Cash (Used in) Investing Activities	(6,873)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes, net	24,916	76,921
Proceeds of capital stock issuance	189,000	209,024

Net Cash Provided by Financing Activities	213,916	285,945

NET INCREASE IN CASH	2,493	5,370

CASH AT BEGINNING OF PERIOD	1,034	1,015

CASH AT END OF PERIOD	$3,528	$6,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$5,880
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and accrued interest	$45,000	$—
Issuance of common stock for acquisition	$400,000	$—
Addition to investment and loans	$—	$232,191

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2011, the Company had a retained deficit of $2,461,795 and current liabilities in excess of current assets by $314,705 .  During the nine months ended June 30, 2011, the Company incurred a net loss of $429,381 and negative cash flows from operations of $204,550 .  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

INFRARED SYSTEMS INTERNATIONAL

AND ITS’ SUBSIDIARIES

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
$-

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

On December 1, 2011, our management concluded that our audited financial statements for the quarter ended June 30, 2011 no longer should be relied upon.  The following changes were noted:

Balance Sheets

The balance sheet for the quarter ending June 30, 2011 was restated to account for the noncontrolling interest in AquaLiv, Inc. The adjustment accounted for net equity in the noncontrolling interest portion of AquaLiv, Inc. in the amount of $7,960.

Statement of Operations

Statement of operations for the three and nine months ending June 30, 2011 was restated to account for the noncontrolling interest in AquaLiv, Inc. The adjustment accounted for net loss in the nononcontrolling interest portion of AquaLiv, Inc. in the amount of $8,074 for the three months ended June 30, 2011 and $15,680 for the nine months ended March 31, 2011.

Statement of Cash Flows

Statement of cash flows for the quarter ending June 30, 2011 was restated to account for the noncontrolling interest in AquaLiv, Inc., and to properly account for the acquisition of AquaLiv, Inc. and the subsequent loss on goodwill impairment as detailed in Note 5 above. Additionally, statement of cash flows for the quarter ending June 30, 2010 was restated to account for the restatement of those quarterly finanicals made on January 5, 2012.

NOTE 10 - SUBSEQUENT EVENTS

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

.

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

Date:	February 10, 2012		INFRARED SYSTEMS INTERNATIONAL
(Registrant)

		By:	/s/ William M. Wr ight
William M. Wright, President, Principal Financial Officer and Director