Form 10-Q
period 2011-12-31
AQUALIV TECHNOLOGIES, INC.
filed 2012-02-21
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-17953

AquaLiv Technologies, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 15, 2011, there were 367,503,792 shares of common stock outstanding.

(1)

AQUALIV TECHNOLOGIES, INC. – QUARTERLY REPORT ON FORM 10-Q

(2)

PART I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

AQUALIV TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2011	2011
	(unaudited)

CURRENT ASSETS:
Cash	$32,048	$3,732
Accounts receivable	2,138	1,968

Total Current Assets	34,186	5,700

PROPERTY AND EQUIPMENT, net	7,727	8,427

INVENTORY	764	723

TOTAL ASSETS	$42,677	$14,850

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$121,811	$107,438
Credit cards payable	17,843	17,187
Notes payable	172,808	189,179
Derivative liability	164,245	111,111
Other liabilities	8,721	20,746

Total Current Liabilities	485,428	445,661

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 991,618 and 911,618 shares issued and outstanding, respectively	992	912
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 342,117,428 and 291,617,428 shares issued and outstanding, respectively	342,117	291,617
Capital in excess of par value	1,933,535	1,907,365
Retained earnings (Deficit)	(2,690,934)	(2,612,390)
Noncontrolling interest	(28,461)	(18,315)

Total Stockholders' (Deficit)	(442,751)	(430,811)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,677	$14,850

See accompanying notes.

(3)

AQUALIV TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (Unaudited)

	December 31, 2011	December 31, 2010
REVENUES:
Sales	$129,184	$114,217
Service	10,536	11,763
Royalty	—	17,600
Total Revenues	139,720	143,580

COST OF GOODS SOLD	33,671	46,524

GROSS PROFIT	106,049	97,056

OPERATING EXPENSES:
Consulting fees	10,830	15,075
Management fees	30,000	20,890
Payroll expense	43,785	24,773
Professional fees	12,082	31,657
Research and development	918	2,434
Travel, meals, and entertainment	5,174	3,387
Loss on goodwill impairment, AquaLiv	—	315,484
Other general and administrative	82,120	53,498

Total Operating Expenses	184,909	467,198

LOSS FROM OPERATIONS	(78,860)	(370,142)

OTHER INCOME (EXPENSE):
Interest expense	(21,469)	(2,577)
Recapture prior expense	11,638	—

LOSS BEFORE INCOME TAX PROVISION	(88,690)	(372,718)

PROVISION FOR INCOME TAXES	—	—

CONSOLIDATED NET LOSS	(88,690)	(372,718)

Net loss (income) attributable to non-controlling interest, AquaLiv	10,146	(2,505)

NET LOSS ATTRIBUTABLE TO COMPANY	$(78,544)	$(375,223)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	342,117,428	200,493,870

See accompanying notes.

(4)

AQUALIV TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	December 31, 2011	December 31 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,544)	$(375,223)
Adjustments to reconcile net loss to net cash by operating activities:
Noncontrolling interest in income of consolidated subsidiary	(10,146)	2,505
Depreciation	700	700
Loss on goodwill impairment, AquaLiv	—	315,484
Loss on derivative liability	16,667	—
Recapture prior expense	(11,638)	—
Net (increase) decrease in operating assets:
Accounts receivable	(170)	6,601
Inventory	(41)	(6,742)
Net increase (decrease) in operating liabilities:
Accounts payable	14,373	21,114
Credit cards payable	656	803
Other liabilities	(12,078)	(1,485)

Net Cash Provided (Used) by Operating Activities	(80,221)	(36,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	—	(5,516)

Net Cash Provided (Used) by Investing Activities	—	(5,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes, net	31,787	43,793
Proceeds of capital stock issuance	76,750	79,000

Net Cash Provided by Financing Activities	108,537	122,793

NET INCREASE (DECREASE) IN CASH	28,316	81,034

CASH AT BEGINNING OF PERIOD	3,732	1,040

CASH AT END OF PERIOD	$32,048	$82,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and accrued interest	$16,750	$5,000
Issuance of preferred stock for acquisition	$—	$400,000

See accompanying notes.

(5)

AQUALIV TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2011, the Company had a retained deficit of $2,690,934 and current liabilities in excess of current assets by $442,751.  During the three months ended December 31, 2011, the Company incurred a net loss of $88,690 and negative cash flows from operations of $80,221.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations.  In this regard, Company management is focused on the development and expansion of the Company’s technology, including water filtration and purification, bioinformation and life sciences, the deployment of its technology platform in the agricultural and medical fields, the licensing of patents, remote desktop and cloud computing, and VoIP telephony, as well as exploring strategic acquisitions in the technology field.   Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock.  There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended December 31, 2010, the Company’s officer extended an additional use of credit in the amount of $656.11. The credit carries an interest rate of 15.24%.

Management Compensation - During the three months ended December 31, 2011 and 2010, respectively, the Company and its subsidiaries paid or accrued salary and management fees of $73,785 and $20,890 to its officers.

(6)

AQUALIV TECHNOLOGIES, INC.
AND ITS’ SUBSIDIARIES

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

Estimated Useful Lives		December 31, 2011

Optical equipment	5 years	$39,386
Office equipment	3 - 10 years	8,231
Computers and peripherals	5 years	16,000
Furniture and fixtures	5 years	6,873

		70,490
Less accumulated depreciation		(62,763)

Net property and equipment		$7,727

Depreciation expense for the three months ended December 31, 2011 and 2010 was $700 and $700, respectively.

NOTE 5 – AQUALIV ACQUISITION

December 31, 2011

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

NOTE 6 – INVENTORY

December 31, 2011

Inventory - beginning of period	$723
Change in inventory	41

Inventory - end of period	$764

(7)

AQUALIV TECHNOLOGIES, INC.
AND ITS’ SUBSIDIARIES

NOTES TO THE CONSILIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - CONCENTRATIONS

At December 31, 2011, 51% of the Company's accounts receivable was due from a single customer.  During the three months ended December 31, 2011, 30% of the Company’s service revenue was generated from a single customer, and less than 2% of sales revenue was generated from a single customer. Compared to total revenue, less than 2% was generated from a single customer during the three months ended December 31, 2011, compared to the three months ended December 31, 2010, where 12% of the Company's revenues were generated from a single customer.

NOTE 8 – INCOME TAXES

At December 31, 2011, the Company has federal net operating loss carryovers of approximately $1,172,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, and $428,000 in 2030 and $564,000 in 2031. The Company also has a federal contribution carryover of $150 that expires in 2029. At December 31, 2011, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.  The income tax provision consists of the following components for the three months ended December 31, 2010 and 2009:

	2011	2010
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—
Net income tax expense (benefit) charged to operations	$—	$—

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the three months ended December 31, 2011 and 2010:

	2011	2010
Loss before income tax provision	$(88,690)	$(372,718)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(13,304)	$(55,908)
Tax effect of:
Meals and entertainment	91	508
Change in valuation allowance	13,213	55,400
Net income tax expense (benefit)	$—	$—

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2011
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

These amounts have been presented in the financial statements as follows:

December 31, 2011
Current deferred tax asset (liability)	$—
Non-current deferred tax asset (liability)	—
$—

NOTE 9 - SUBSEQUENT EVENTS

None.

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

(9)

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

FOCUS SYSTEMS, INC.

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

(10)

Overview of Operations

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

Results of Operations for the Three Months Ended December 31, 2011 compared with the Three Months Ended December 31, 2010.

Revenues

The revenues for the three months ending December 31, 2011 were $139,720 as compared to $143,580 in the quarter ending December 31, 2010.  Sales revenue as a direct result of AquaLiv comprised of 92.5% of our revenue for the three months ending December 31, 2010, compared to 79.5% of our revenue for the same three months period in 2010. Service revenue, attributed to Focus Systems, accounted for the other 7.5% and 8% of our revenues for the three months ending December 31, 2011 and 2010, respectively.  The Company stopped receiving royalty revenue on June 22, 2011 in conjunction with the distribution of Infrared Applications, Inc., therefore, royalty revenue accounted for 0% of revenues for the three months ending December 31, 2011. Royalty revenue accounted for 12% of total revenues during the three months ending December 31, 2009. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; service revenue is bill in advance on the first day of the month that service is rendered; and royalty revenue was recorded as earned in the month it is received.

Cost of Goods Sold

Cost of goods sold for the three months ending December 31, 2011 and 2010 were $33,671 (24.1% of total revenues) and $46,524 (32% of total revenues), respectively.

Operating Expenses

Operating expenses for the three months ending December 31, 2010 were $184,909 as compared to $467,198 for the quarter ending December 31, 2009.  The decrease of $4,245 in consulting fees, increase of $9,110 in management fees, increase of $19,012 in payroll expense, decrease of $19,575 in professional fees, decrease of $1,516 in research and development, increase of $3,303 in travel expense, and increase of $28,622 in general and administrative fees is due in part to the increased costs of running multiple businesses in expansion compared to the quarter ending December 31, 2010.  The decrease of $315,484 in loss on goodwill impairment, AquaLiv, was due to the one time write down of goodwill attributed to the acquisition of that business during the quarter ending December 31, 2010.  The Company expects operating expenses to remain higher that previously comparable quarters as the Company expands its services.

Other Income and Expense

Interest expense for the three months ended December 31, 2011 was $18,892, as compared to $2,577 for the three months ended December 31, 2010.  The increase in interest expense was due to an increase net borrowing and the accounting for a derivative liability of the Company.

Recapture prior expense for the three months ended December 31, 2011 was $11,638, as compared to $0 for the three months ended December 31, 2010. The credit was due to a one time settlement of tax liabilities for Focus Systems. The Company does not expect further credits.

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended December 31, 2011 was $78,544 as compared to $375,223 for the three months ended December 31, 2010.  The decrease in net loss is primarily attributed to the decrease in our operating expenses due to the one time write off of goodwill attributed to the AquaLiv acquisition for the three months ended December 31, 2010.

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licensing.  During 2011, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, ending December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Date:	February 21, 2012		AQUALIV TECHNOLOGIES, INC.
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director

(15)