Form 10-Q/A
period 2010-12-31
AQUALIV TECHNOLOGIES, INC.
filed 2012-03-13
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment 3

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

This Form 10-K/A Amendment 3 is being filed to reflect that our disclosure controls and procedures were not effective.

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

Date:	March 13, 2012		INFRARED SYSTEMS INTERNATIONAL
(Registrant)

		By:	/s/ William M. Wright
William M. Wright, President, Principal Financial Officer and Director

(15)