Form 10-Q/A
period 2011-03-31
AQUALIV TECHNOLOGIES, INC.
filed 2012-03-13
CIK 1418115

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

This Form 10-K/A Amendment 2 is being filed to reflect that our disclosure controls and procedures were not effective.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2011, the Company had a retained deficit of $2,453,973 and current liabilities in excess of current assets by $357,579.  During the six months ended March 31, 2011, the Company incurred a net loss of $445,553 and negative cash flows from operations of $174,784.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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