Form 10-K/A
period 2011-09-30
AQUALIV TECHNOLOGIES, INC.
filed 2012-03-14
CIK 1418115

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

The Company is amending this report, Form 10-K Amendment 2, to correct our statement of cash flows related to the noncontrolling interest in income of consolidated subsidiary, to reflect the $79,000 cash received as part of our acquisition of Aqualiv, Inc. as a proceeds of capital stock issuance, and to correct the consolidated proceeds from notes payable. Additionally, we are updating our certifications to coincide to our revised filing and to update our disclosure in Note 7 of our financial statements related to the derivative liability.

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

(19)

 AQUALIV TECHNOLOGIES, INC.

(F/K/A INFRARED SYSTEMS INTERNATIONAL)

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

(20)

AQUALIV TECHNOLOGIES, INC.
(F/K/A INFRARED SYSTEMS INTERNATIONAL)
AND ITS’ SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,

	Restated 2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(564,294)	$(1,008,604)
Adjustments to reconcile net loss to net cash
provided by
(used in) operating activities:
Noncontrolling interest in income of consolidated subsidiary	(41,956)	—
Depreciation	3,446	1,802
Amount reserved due to doubtful accounts	4,289	(180)
Loss on goodwill impairment, Focus	—	583,301
Loss on impairment of assets, IAI	—	34,970
Loss (recapture) on impairment of note receivable	(19,400)	170,000
Issuance of Preferred stock for services received	5,000	70,000
Loss on goodwill impairment, Aqualiv	315,484	—
Loss on derivative liability	61,111
Gain on distribution of IAI, net of intercompany	(18,298)	—
transfers
Net (increase) decrease in operating assets:
Accounts receivable	14,040	14,392
Prepaid expenses	—	8,174
Net increase (decrease) in operating liabilities:
Accounts payable	6,925	75,088
Credit cards payable	(29,075)	46,262
Customer deposits	—	(66,168)
Other liabilities	(15,853)	36,599

Net Cash (Used in) Operating Activities	(279,035)	(34,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for definite-life intangible assets	—	(1,000)
Payments for property and equipment	(6,873)	—

Net Cash (Used in) Investing Activities	(6,873)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	106,712	39,638
Payments for notes payable	(22,250)	(22,226)
Proceeds of capital stock issuance	204,414	17,809

Net Cash Provided by Financing Activities	288,876	35,221

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,698	19

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,034	1,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,732	$1,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and related	$85,350	$—
accrued interest
Debt acquired from acquisition	$—	$221,057
Issuance of preferred stock for acquisition	$400,000	$—

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

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company had a retained deficit of $2,612,390 and current liabilities in excess of current assets by $439,961. During the year ended September 30, 2011, the Company incurred a net loss of $564,294 and negative cash flows from operations of $279,305 . These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A third note payable was issued to an unaffiliated party on August 1, 2011 in the aggregate amount of $50,000. The note carries an interest rate of 8%, is not secured by collateral of the company, and has a maturity date of May 3, 2012. The note has conversion rights beginning after month six (6). The variable conversion price is 55% of the market price, which is calculated by the average three (3) lowest closing bid prices as quoted on the applicable trading market (the “OTCBB”) during the previous ten (10) trading days. The note holder may not own any more than 4.99% of the company’s outstanding common stock. The Company recognizes the conversion option of the note (an embedded derivative) as a derivative liability.

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

The Company issued convertible notes and has evaluated the terms and conditions of the conversion features contained in the notes to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible notes was measured at the inception date of the notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.29% to 0.30%, grant dates at 8/1/2011 and 9/30/2011, the term of convertible note, conversion prices is 55% of stock bid price at date of note conversion, current stock prices on the measurement date ranging from $0.0028 to $0.0051, and the computed measure of the Company’s stock volatility, ranging from 2,342.87% to 2,242.33%.

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

In January 2011, the Company issued 100,000 shares of Preferred stock for $50,000 in cash.

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

AQUALIV TECHNOLOGIES, INC.

Date: March 14, 2012 By: /s/William M. Wright William M. Wright, Chief Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

/s/WILLIAM M. WRIGHT William M. Wright Chief Executive Officer, President, Principal Financial Officer, and Director /s/TRACY D. BUSHNELL Tracy D. Bushnell Director March 14, 2012