Form 10-Q
period 2012-03-31
AQUALIV TECHNOLOGIES, INC.
filed 2012-05-14
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-147367

AQUALIV TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	38-3767357
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4550 NW Newberry Hill Road, Suite 202

Silverdale, WA 98383

(Address of principal executive offices)

(360) 473-1160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2012, there were 479,605,319 shares outstanding of the registrant’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUALIV TECHNOLOGIES, INC.

AND ITS’ SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,2012 (Unaudited)	September 30, 2011

ASSETS
CURRENT ASSETS:
Cash	$36,942	$3,732
Accounts receivable	3,848	1,968

Total Current Assets	40,789	5,700

PROPERTY AND EQUIPMENT, net	7,027	8,427

INVENTORY	5,523	723

TOTAL ASSETS	$53,339	$14,850

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$120,579	$107,438
Credit cards payable	18,557	17,187
Notes payable	149,354	189,179
Derivative liability	186,912	111,111
Other liabilities	8,845	20,746

Total Current Liabilities	484,247	445,661

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 991,618 and 991,618 shares issued and outstanding	992	912

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 414,024,625 and 291,617,428 shares issued and outstanding, respectively	414,024	291,617

Capital in excess of par value	2,006,128	1,907,365
Retained earnings (deficit)	(2,815,560)	(2,612,390)
Noncontrolling interest	(36,493)	(18,315)

Total Stockholders' (Deficit)	(430,908)	(430,811)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,339	$14,850

See accompanying notes

(2)

AQUALIV TECHNOLOGIES, INC.

AND ITS’ SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011

REVENUES:
Sales	$117,134	$119,993	$246,318	$234,210
Service	7,313	10,255	17,849	22,018
Royalty	—	28,800	—	46,400

Total Revenues	124,448	159,048	264,168	302,628

COST OF GOODS SOLD	38,138	59,522	71,809	106,046

GROSS PROFIT	86,309	99,527	192,358	196,583

OPERATING EXPENSES:
Consulting fees	19,655	7,053	30,485	22,128
Management fees	30,000	24,030	60,000	44,920
Payroll expense	47,930	28,730	91,714	53,503
Professional fees	25,233	27,261	37,315	58,918
Research and development	68	4,663	987	7,097
Travel, meals, and entertainment	11,613	3,453	16,787	6,840
Loss on goodwill impairment,
AquaLiv	—	—	—	315,484
Other general and administrative	64,435	92,804	146,554	146,302

Total Operating Expenses	198,933	187,994	383,842	655,192

LOSS FROM OPERATIONS	(112,624)	(88,467)	(191,484)	(458,609)

OTHER INCOME (EXPENSE):
Recapture prior expense	884	19,400	12,522	19,400
Interest expense	(20,917)	(3,767)	(42,386)	(6,344)

LOSS BEFORE INCOME TAX PROVISION	(132,657)	(72,834)	(221,347)	(445,553)

PROVISION FOR INCOME TAXES	—	—	—	—

CONSOLIDATED NET LOSS	(132,657)	(72,834)	(221,347)	(445,553)

Add: Net loss attributable to
noncontrolling interest,
AquaLiv	8,031	10,111	18,177	7,606

NET LOSS ATTRIBUTABLE TO COMPANY	$(124,626)	$(62,723)	(203,170)	$(437,947)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$—	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING	379,418,249	200,493,870	352,774,805	200,493,870

See accompanying notes.

(3)

AQUALIV TECHNOLOGIES, INC.

AND ITS’ SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	For the Six Months
	Ended March 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,170)	$(437,947)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Noncontrolling interest in income (loss) of consolidated subsidiary
	(18,177)	(7,606)
Depreciation	1,400	2,046
Recapture prior expense	(12,522)	(19,400)
Issuance of stock for services received	15,000	—
Loss on goodwill impairment, AquaLiv	—	315,484
Loss on derivative liability, net	32,801	—
Net (increase) decrease in operating assets:
Accounts receivable	(1,880)	8,375
Inventory	(4,800)	(17,328)

Net increase (decrease) in operating liabilities:
Accounts payable	13,141	(3,257)
Credit cards payable	1,370	(2,428)
Other liabilities	(11,901)	(12,723)

Net Cash Provided (Used) by Operating Activities	(188,738)	(174,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	—	(5,516)
Cash received from AquaLiv investment	—	79,000

Net Cash Provided (Used) by Investing Activities	—	73,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes, net	15,737	48,125
Proceeds of capital stock issuance	206,210	105,000

Net Cash Provided by Financing Activities	221,947	153,125

NET INCREASE (DECREASE) IN CASH	33,210	51,825

CASH AT BEGINNING OF PERIOD	3,732	1,034

CASH AT END OF PERIOD	$36,942	$52,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock to retire notes payable and accrued interest	$95,750	$5,000
Issuance of preferred stock for acquisition	$—	$400,000

See accompanying notes

(4)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2012, the Company had a retained deficit of $2,815,560 and current liabilities in excess of current assets by $430,908.  During the six months ended March 31, 2012, the Company incurred a net loss of $221,347 and negative cash flows from operations of $188,738. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended March 31, 2012, the Company’s officer extended an additional use of credit in the amount of $713.62. The credit carries an interest rate of 15.24%.

Management Compensation - During the three months ended March 31, 2012 and 2011, respectively, the Company and its subsidiaries paid or accrued salary and management fees of $61,154 and $42,705 to its officers.

NOTE 4 – PROPERTY AND EQUIPMENT

Estimated Useful Lives		March 31, 2012

Optical equipment	5 years	$39,386
Office equipment	3 - 10 years	8,231
Computers and peripherals	5 years	16,000
Furniture and fixtures	5 years	6,873

		70,490
Less accumulated depreciation		(63,463)

Net property and equipment		$7,027

Depreciation expense for the three months ended March 31, 2012 and 2011 was $1,400 and $1,346, respectively.

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

NOTE 6 – INVENTORY

March 31, 2012

Inventory - beginning of period	$764
Change in inventory	4,759

Inventory - end of period	$5,523

NOTE 7 - CONCENTRATIONS

At March 31, 2012, 39% of the Company’s accounts receivable was due from a single customer. During the three months ended March 31, 2012, 31% of the Company’s service revenue was generated from a single customer, and less than 2% of sales revenue was generated from a single customer. Compared to total revenue, less than 2% was generated from a single customer during the three months ended March 31, 2012, compared to the three months ended March 31, 2011, where 18% of the Company’s revenues were generated from a single customer.

(5)

NOTE 8 – INCOME TAXES

At March 31, 2012, the Company has federal net operating loss carryovers of approximately $1,172,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, and $428,000 in 2030 and $564,000 in 2031. The Company also has a federal contribution carryover of $150 that expires in 2029. At March 31, 2012, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets. The income tax provision consists of the following components for the three months ended March 31, 2012 and 2011:

	2012	2011
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—
Net income tax expense (benefit) charged to operations	$—	$—

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the six months ended March 31, 2011 and 2010:

	2012	2011
Loss before income tax provision	$(221,347)	$(445,553)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(33,202)	$(66,833)
Tax effect of:
Meals and entertainment	2,518	1,026
Change in valuation allowance	30,684	65,807
Net income tax expense (benefit)	$—	$—

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

March 31, 2012
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

These amounts have been presented in the financial statements as follows:

March 31, 2012
Current deferred tax asset (liability)	$—
Non-current deferred tax asset (liability)	—
$—

(6)

NOTE 9 – SUBSEQUENT EVENTS

On May 3, 2012, the Company filed Form 8-K with the Securities and Exchange Commission. On April 27, 2012, the Company finalized an equity facility (the “Equity Facility”) with Auctus Private Equity Fund, LLC, a Massachusetts corporation (“Auctus”), whereby the parties entered into (i) a drawdown equity financing agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”).

Drawdown Equity Financing Agreement

On April 27, 2012, the Company entered into the Equity Agreement with Auctus. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), Auctus shall commit to purchase up to $3,500,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to an Advance Request (as defined below) contained in a drawdown notice (“Drawdown Notice”), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-three percent (93%) of the average daily bid prices of the Company’s common stock during the five (5) consecutive trading days immediately following the day on which an estimated amount of advance shares have been deposited into Auctus’s brokerage account pursuant to the delivery by the Company of a Drawdown Notice to Auctus in accordance with the terms of the Equity Agreement.

The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

As further consideration for Auctus entering into and structuring the Equity Facility, the Company shall pay to Auctus the following fees: (i) five percent (5%) of the Advance Request amount specified in each Drawdown Notice; (ii) a non-refundable origination fee equal to $7,500; (iii) that number of shares of the Company’s common stock that is equal to $57,500.

Registration Rights Agreement

On April 27, 2012, the Company entered into the Registration Rights Agreement with Auctus. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within 45 days of closing. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 180 days following closing.

On May 3, 2012, the Company filed Form 8-K with the Securities and Exchange Commission. On April 27, 2012, Company entered into a securities purchase agreement (the “Purchase Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA purchased from the Company a two hundred thousand dollar ($200,000) senior secured redeemable debenture (the “Debenture”). As consideration for entering into the Purchase Agreement, the Company paid to TCA (i) a transaction advisory fee in the amount of six thousand dollars ($6,000), (ii) a due diligence fee equal to four thousand dollars ($4,000), and (iii) document review and legal fees in the amount of ten thousand dollars ($10,000).

As further consideration, the Company agreed to issue to TCA that number of shares of the Company’s common stock that equals twenty five thousand dollars ($25,000) (the “Incentive Shares”). It is the intention of the Company and TCA that the value of the Incentive Shares shall equal $25,000. In the event the value of the Incentive Shares issued to TCA does not equal $25,000 after a nine month evaluation date, the Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Incentive Shares issued.

First Pledge and Escrow Agreement

On April 27, 2012, in connection with the Purchase Agreement, the Company entered into a pledge and escrow agreement (the “First P&E Agreement”), by and among the Company, TCA and David Kahan, P.A., as escrow agent (the “Escrow Agent”). Pursuant to the terms of the First P&E Agreement, and in order to secure the full and prompt payment when due of all of the Company’s obligations to TCA under the Debenture, the Purchase Agreement and any other transaction documents, the Company agreed to issue and irrevocably pledge to TCA the lesser of (i) 4.99% of the Company’s common stock and (ii) 200% of the outstanding amount under the Debenture, subject to adjustment pursuant to the terms of the Purchase Agreement. Upon timely payment in full of all obligations under the transaction documents, TCA will notify the Escrow Agent in writing and the Escrow Agent shall return the pledged materials to the Company and all of TCA’s rights in and to the pledged materials and other collateral shall be terminated.

Second Pledge and Escrow Agreement

On April 27, 2012, in connection with the Purchase Agreement, the Company entered into a pledge and escrow agreement (the “Second P&E Agreement”), by and among the Company, TCA and the Escrow Agent. Pursuant to the terms of the Second P&E Agreement, and in order to secure the full and prompt payment when due of all of the Company’s obligations to TCA under the Debenture, the Purchase Agreement and any other transaction documents, the Company agreed to irrevocably pledge to TCA its entire ownership in Aqualiv, Inc., a Washington corporation (“Aqua Sub”), consisting of 50,000 shares of Aqua Sub’s common stock. Upon timely payment in full of all obligations under the transaction documents, TCA will notify the Escrow Agent in writing and the Escrow Agent shall return the pledged materials to the Company and all of TCA’s rights in and to the pledged materials and other collateral shall be terminated.

First Security Agreement

On April 27, 2012, the Company entered into a security agreement (the “First Security Agreement”) with TCA, related to the issuance of the Debenture. As security for the Company’s obligations to TCA under the Debenture, the Purchase Agreement and any other transaction document, the First Security Agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired.

Second Security Agreement

On April 27, 2012, Focus Systems, Inc., a Washington corporation and wholly-owned subsidiary of the Company (“Focus”) entered into a security agreement (the “Second Security Agreement”) with TCA, related to the issuance of the Debenture. As security for the Company’s obligations to TCA under the Debenture, the Purchase Agreement and any other transaction document, the Second Security Agreement grants to TCA a continuing, first priority security interest in all of the Focus’s assets, wheresoever located and whether now existing or hereafter arising or acquired.

Guaranty Agreement

On April 27, 2012, Focus entered into a guaranty agreement (the “Guaranty Agreement”) with TCA, in connection with the Company’s issuance of the Debenture. Pursuant to the terms of the Guaranty Agreement, Focus has guaranteed and is to act as surety to TCA for the payment of the Liabilities (as defined below) when they become due. The “Liabilities” includes, collectively, (i) the repayment of all sums due under the Debenture and other transaction documents and (ii) the performance and observance of all terms, conditions, covenants, representations and warranties set forth in the transaction documents.

(7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by AquaLiv Technologies, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

Our research has revealed that all substances have an inherent information signature. Biological systems naturally understand this information and respond to it. While science has not previously detected this powerful aspect of our natural world, AquaLiv’s technology can already record, catalog, and mix this bioinformation into unique composites. These composites are designed for specific applications and then programmed into water for delivery to biological systems.

With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine, AquaLiv is poised to provide innovative ingredient-free solutions to the world’s problems.

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

NatuRx™ Medication Alternatives

Based on AquaLiv’s BioT™ Bioinformation Technology, NatuRx™ formulations utilize novel wave-based information composites in lieu of active-molecules for treatment. Physics-based medicine, not chemistry. NatuRx™ formulations are non-toxic and have no contraindications. NatuRx™ formulations are in development and not yet available to the general public.

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

VOIP Phone Service

VoIP phone service is a method for taking analog audio signals (similar to the kind you hear when you talk on the phone) and turning them into digital data that can be transmitted over the Internet. This allows VoIP service to replace traditional landline service for business and residential customers. Since VoIP phone service is digital, companies can run both data and voice over the same network infrastructure greatly reducing costs. This reduction in cost is experienced in both the initial start-up phase, as well as the ongoing maintenance and services fees associated with phone service. Company management believes that the trend away from traditional phone service to digital VoIP services will continue to grow.

(8)

Plan of Operation

Recent advancements in AquaLiv’s technology uncovered a new field of biological information science. With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine, AquaLiv is ready to expand its innovative product offering. While the economy has slowed in recent years, recent sales campaigns have produced positive results for AquaLiv.

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

Results of Operations

For the Three and Six Months Ended March 31, 2012 Compared with the Three and Six Months Ended March 31, 2011

Revenues

The revenues for the three months ending March 31, 2012 were $124,448 as compared to $159,018 in the quarter ending March 31, 2011. Revenues were $264,168 for the six months ended March 31, 2012, as compared to $302,628 for the six months ended March 31, 2011.  Sales revenue comprised of 94.1% and 93.2% of our revenue for the three and six months ending March 31, 2012, respectively, compared to the same three and six month periods in 2011, where sales revenue accounted for 75.4% and 77.4% of overall revenue, respectively. Service revenue accounted for 5.9% and 6.8% of our revenues for the three and six months ending March 31, 2012, respectively, compared to the same three and six month periods in 2011, where service revenue accounted for 6.4% and 7.3% of overall revenue, respectively. The Company stopped receiving royalty revenue on June 22, 2011 in conjunction with the distribution of Infrared Applications, Inc., therefore, royalty revenues were $0 for the three and six months ended March 31, 2012, compared to $28,800 and $46,400 for the three and six months ended March 31, 2011, respectively. Royalty revenue accounted for 0% of revenues for the three and six months ended March 31, 2012, compared to the same three and six month periods in 2011, where royalty revenue accounted for 18.1% and 15.3 of overall revenue, respectively. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; Service revenue is billed in advance on the first day of the month that service is rendered; and royalty revenue is recorded as earned in the month it is received.

Cost of Goods Sold

Cost of goods sold for the three and six months ending March 31, 2012 were $38,138 (30.6% of total revenues) and $71,809 (27.2% of total revenues), respectively, compared to $59,522 (37.4% of total revenues) and $106,046 (35% of total revenues), respectively, for the same three and six month periods ending March 31, 2011. The improvement in cost of goods sold is associated with outsourcing changes made to operations related to Focus Systems.

Operating Expenses

Operating expenses for the three months ending March 31, 2012 were $198,933 as compared to $187,994 for the quarter ending March 31, 2011. The increase of $12,602 in consulting fees, increase of $5,970 in management fees, increase of $19,200 in payroll expense, decrease of $2,028 in professional fees, increase of $4,595 in research and development, increase of $8,160 in travel expense, and decrease of $28,369 in general and administrative fees is due in part to the increased costs of running the businesses compared to the quarter ending March 31, 2011. The operation expenses for the six months ending March 31, 2012, were $383,842 as compared to $655,192 for the six months ending March 31, 2011. The increase of $8,357 in consulting fees, increase of $15,080 in management fees, increase of $38,211 in payroll expense, decrease of $21,603 in professional fees, decrease of $6,110 in research and development, increase of $9,947 in travel expense, and increase of $252 in general and administrative fees is due in part to the increased costs of running the businesses compared to the six months ending March 31, 2011. The decrease of $315,484 in loss on goodwill impairment, AquaLiv, was due to the one time write down of goodwill attributed to the acquisition of that business during the six months ending March 31, 2011.  The Company expects operating expenses to remain higher that previously comparable periods as the Company expands its services.

Other Income and Expense

Interest expense for the three months ended March 31, 2012 was $20,917 as compared to $3,767 for the three months ended March 31, 2011, and was $42,386 for the six months ended March 31, 2012 as compared to $6,344 for the six months ended March 31, 2011. The increase in interest expense is due to an increase in loss on derivative liability.

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended March 31, 2012 was $124,626 as compared to $62,723 for the three months ended March 31, 2011.  The increase in net loss is attributed to the increase in our operating expenses due to the subsidiary changes and business additions to the Company. The net loss for the six months ended March 31, 2012 was $203,170 as compared to $437,947 for the six months ended March 31, 2011.  The one time write off of goodwill attributed to the AquaLiv acquisition during the six months ended March 31, 2011 accounted for the decrease in net loss between then and the same period ending March 31, 2012. Had that one time event not occurred, the company would have reported an increase in our operating expenses for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. The increase in normal operating expenses is due to the subsidiary changes and business additions to the Company.

Liquidity and Capital Resources

Operating expenses for the six months ended March 31, 2012 and 2011, was $383,842 and $655,192, respectively. The net loss for the six months ended March 31, 2012 and 2011, was $(203,170) and $(437,947), respectively.

As of March 31, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. Our estimated working capital requirement for the next 12 months is $500,000, with an estimated burn rate of $35,000 per month.

On April 27, 2012, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA purchased from the Company a two hundred thousand dollar ($200,000) senior secured redeemable debenture (the “Debenture”). The maturity date of the Debenture is April 24, 2013, subject to adjustment (the “Maturity Date”). The Debenture bears interest at a rate of twelve percent (12%) per annum.

Further, on April 27, 2012, the Company entered into an Equity Facility Agreement (the “Equity Agreement”) with Auctus Private Equity Fund, LLC, a Massachusetts corporation (“Auctus”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the a registration statement, Auctus has committed to purchase up to $3,500,000 of the Company’s common stock, par value $0.001 per share.

The Company expects the current resources from the Debenture, as well as the resources available from the Equity Agreement once the registration statement is declared effective, will be sufficient for a period of approximately 24 months, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licensing. During the three months ended March 31, 2012, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern has caused the Board of Directors to continue to look for sources of investment capital, and investigate merger and acquisition opportunities. We will look to further diversify our holdings and sources of cash flow.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

(9)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(10)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2011, filed with the SEC on March 14, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(11)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUALIV TECHNOLOGIES, INC.

Date: May 14, 2012	By:	/s/ William Wright
Name: William Wright
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)