Form 10-Q
period 2012-06-30
AQUALIV TECHNOLOGIES, INC.
filed 2012-08-20
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 16, 2012, there were 511,059,215 shares outstanding of the registrant’s common stock.

(1)

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUALIV TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$72,467	$3,732
Accounts receivable	3,613	1,968

Total Current Assets	76,079	5,700

PROPERTY AND EQUIPMENT, net	26,591	8,427

INVENTORY	7,484	723

TOTAL ASSETS	$110,154	$14,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$131,442	$107,438
Credit cards payable	19,350	17,187
Notes payable	311,464	189,179
Derivative liability	149,072	111,111
Other liabilities	7,951	20,746

Total Current Liabilities	619,279	445,661

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value,
50,000,000 shares authorized,
923,618 and 911,618 shares issued and
outstanding, respectively	924	912
Common stock, $0.001 par value, 1,000,000,000
shares authorized,
491,089,215 and 291,617,428 shares issued
and outstanding, respectively	491,089	291,617
Additional paid in capital	2,027,631	1,907,365
Retained (deficit)	(2,987,585)	(2,612,390)
Noncontrolling interest	(41,184)	(18,315)

Total Stockholders' (Deficit)	(509,125)	(430,811)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$110,154	$14,850

The accompanying notes are an integral part of these financial statements

(3)

AQUALIV TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

REVENUES:

Sales	$98,812	$103,719	$345,130	$337,929
Service	8,706	11,531	26,555	33,549
Royalty	—	53,600	—	100,000

Total Revenues	107,518	168,850	371,685	471,478

COST OF GOODS SOLD	20,722	45,756	92,531	151,802

GROSS PROFIT	86,796	123,094	279,154	319,677

OPERATING EXPENSES:
Consulting fees	3,190	34,910	33,675	57,038
Management fees	30,000	26,190	90,000	71,110
Payroll expense	39,585	32,904	131,299	86,407
Professional fees	123,401	14,332	160,716	73,250
Research and development	188	1,146	1,175	8,243
Travel, meals, and entertainment	1,937	3,115	18,724	9,955
Loss on goodwill impairment, AquaLiv	—	—	—	315,484
Other general and administrative	62,858	64,126	209,412	210,428

Total Operating Expenses	261,159	176,724	645,001	831,916

LOSS FROM OPERATIONS	(174,363)	(53,630)	(365,847)	(512,239)

OTHER INCOME (EXPENSE):

Recapture prior expense	—	—	12,522	19,400
Gain on distribution of IAI, net	—	74,353	—	74,353
Interest expense	(2,354)	(4,551)	(44,740)	(10,895)

NET INCOME (LOSS) BEFORE INCOME
TAX PROVISION	(176,717)	16,172	(398,064)	(429,381)

PROVISION FOR INCOME TAXES	—	—	—	—

CONSOLIDATED NET LOSS	(176,717)	16,172	(398,064)	(429,381)

Add: Net loss attributable to
noncontrolling interest, AquaLiv	4,691	8,074	22,868	15,680

NET INCOME (LOSS) ATTRIBUTABLE
TO COMPANY	$(172,026)	$24,246	$(375,196)	$(413,701)

BASIC AND DILUTED LOSS PER SHARE	*	*	*	*

WEIGHTED AVERAGE SHARES
OUTSTANDING	472,804,300	229,270,190	412,789,200	209,253,370

*-less than $0.01

The accompanying notes are an integral part of these financial statements

(4)

AQUALIV TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,196)	$(413,701)
Adjustments to reconcile net loss to net cash
provided by
(used in) operating activities:
Noncontrolling interest in income (loss) of
consolidated subsidiary	(22,868)	(15,680)
Depreciation	2,100	2,746
Loss (recapture) of prior expense	—	(19,400)
Issuance of stock for services received	52,500	—
Loss on derivative liability, net	29,961	—
Impairment of goodwill-Aqualiv	—	315,484
Gain on distribution of IAI, net of intercompany transfers	—	(18,298)
Net (increase) decrease in operating assets:
Accounts receivable	(1,645)	9,613
Net changes in inventory	(6,761)	(14,513)
Net increase (decrease) in operating liabilities:
Accounts payable and credit cards payable	26,167	(40,782)
Other liabilities	(12,795)	(10,019)

Net Cash (Used in) Operating Activities	(308,537)	(204,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(20,264)	(6,873)

Net Cash (Used in) Investing Activities	(20,264)	(6,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes, net	285,036	24,916
Proceeds of capital stock issuance	112,500	189,000

Net Cash Provided by Financing Activities	397,536	213,916

NET INCREASE IN CASH	68,735	2,493

CASH AT BEGINNING OF PERIOD	3,732	1,034

CASH AT END OF PERIOD	$72,467	$3,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable and
accrued interest	$155,000	$45,000
Issuance of common stock for acquisition	$—	$400,000

The accompanying notes are an integral part of these financial statements

(5)

AQUALIV TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2012, the Company had a retained deficit of $2,987,585 and current liabilities in excess of current assets by $509,125.  During the nine months ended June 30, 2012, the Company incurred a net loss of $375,196 and negative cash flows from operations of $308,537. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended June 30, 2012, the Company’s officer extended an additional use of credit in the amount of $793.37. The credit carries an interest rate of 15.24%.

Management Compensation - During the three months ended June 30, 2012 and 2011, respectively, the Company and its subsidiaries paid or accrued salary and management fees of $69,585 and $59,094 to its officers.

NOTE 4 – PROPERTY AND EQUIPMENT

Estimated Useful Lives		June 30, 2012

Optical equipment	5 years	$39,386
Office equipment	3 - 10 years	8,231
Computers and peripherals	5 years	16,000
Furniture and fixtures	5 years	27,137

Total property and equipment		90,754
Less accumulated depreciation		(64,163)

Net property and equipment		$26,591

Depreciation expense for the three months ended June 30, 2012 and 2011 was $2,100 and $2,746, respectively.

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

NOTE 6 – INVENTORY

June 30, 2012

Inventory - beginning of period	$5,523
Change in inventory	1,961

Inventory - end of period	$7,484

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

At fiscal quarter ended June 30, 2012, the Company had notes payable in the amount of $311,464, compared to $221,329, in the prior fiscal quarter ended June 30, 2011. The notes included a note payable to an unaffiliated party in the amount of $102,376, which is not secured by collateral of the company, carries accrued interest of 6%and is due on demand by the holder. The second note payable is to an affiliated company of our President in the amount of $9,088, is not secured by collateral of the company, carries no interest, and is due on demand by the holder.

A third note payable was issued to an unaffiliated party on February 27, 2012 in the aggregate amount of $58,000. The note carries an interest rate of 8%, is not secured by collateral of the company, and has a maturity date of November 29, 2012. The note has conversion rights beginning after month six (6). The variable conversion price is 58% of the market price, which is calculated by the average three (3) lowest closing bid prices as quoted on the applicable trading market (the “OTCBB”) during the previous ten (10) trading days. The note holder may not own any more than 4.99% of the company’s outstanding common stock. The Company recognizes the conversion option of the note (an embedded derivative) as a derivative liability.

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

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.29% to 0.30%, grant dates at 2/27/2012 and 6/30/2012, the term of convertible note, conversion prices is 58% of stock bid price at date of note conversion, current stock prices on the measurement date ranging from $0.0019 to $0.0070, and the computed measure of the Company’s stock volatility, ranging from 2,342.87% to 2,242.33%.

Included in the June 30, 2012 financial statements is a derivative liability in the amount of $149,072 to account for this transaction. It will be revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the quarter ended June 30, 2012 are $(2,840) in change of fair value of derivative and $91,072 of total accrued debt discount amortization in non-cash charges pertaining to the derivative liability as it pertains to the changes on derivative liability and debt discount, respectively.

TCA Agreement

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

First Pledge and Escrow Agreement

On April 27, 2012, in connection with the Purchase Agreement, the Company entered into a pledge and escrow agreement (the “First P&E Agreement”), by and among the Company, TCA and David Kahan, P.A., as escrow agent (the “Escrow Agent”). Pursuant to the terms of the First P&E Agreement, and in order to secure the full and prompt payment when due of all of the Company’s obligations to TCA under the Debenture, the Purchase Agreement and any other transaction documents, the Company agreed to issue and irrevocably pledge to TCA the lesser of (i) 4.99% of the Company’s common stock and (ii) 200% of the outstanding amount under the Debenture, subject to adjustment pursuant to the terms of the Purchase Agreement. Upon timely payment in full of all obligations under the transaction documents, TCA will notify the Escrow Agent in writing and the Escrow Agent shall return the pledged materials to the Company and all of TCA’s rights in and to the pledged materials and other collateral shall be terminated. As of the period ending June 30, 2012, the Company has issued 11,516,104 Common shares to the Escrow Agent under this First P&E Agreement.

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

Auctus Agreement

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

On May 3, 2012, the Company filed Form 8-K with the Securities and Exchange Commission.

NOTE 8 – SHAREHOLDERS’ EQUITY

From October 1, 2011 through December 31, 2011, the Company issued 45,500,000 shares of Common stock to repay $16,750 in debt.

From October 1, 2011 through December 31, 2011, the Company issued 5,000,000 shares of Common stock for $20,000 in cash.

From January 1, 2012 through March 31, 2012, the Company issued 64,157,197 shares of Common stock to repay $75,000 in debt.

From January 1, 2012 through March 31, 2012, the Company issued 5,250,000 shares of Common stock for $52,500 in cash.

From January 1, 2012 through March 31, 2012, the Company issued 2,500,000 shares of Common stock for $15,000 in consulting services.

On April 10, 2012, the Company issued 4,615,385 shares of Common stock to Asher Enterprises, Inc. to retire $12,000 in debt.

On April 16, 2012, the Company issued 4,285,714 shares of Common stock to Asher Enterprises, Inc. to retire $12,000 in debt.

On April 18, 2012, the Company issued 5,357,143 shares of Common stock to Asher Enterprises, Inc. to retire $15,000 in debt and accrued interest.

On April 19, 2012, the Company issued 480,759 shares of Common stock to Terry and Pam Morrow in exchange for 4,000 shares of Preferred stock (valued at $4,000).

On April 19, 2012, the Company issued 2,403,846 shares of Common stock to Greg and Melissa Morrow in exchange for 20,000 shares of Preferred stock (valued at $20,000).

On April 19, 2012, the Company issued 240,385 shares of Common stock to Joyce Morrow in exchange for 2,000 shares of Preferred stock (valued at $2,000).

On April 19, 2012, the Company issued 961,538 shares of Common stock to Rafa Parra in exchange for 8,000 shares of Preferred stock (valued at $8,000).

On April 19, 2012, the Company issued 675,676 shares of Common stock to Andrew Dempsey in exchange for 4,000 shares of Preferred stock (valued at $4,000).

On April 19, 2012, the Company issued 3,378,378 shares of Common stock to Muris Bisic in exchange for 20,000 shares of Preferred stock (valued at $20,000).

On April 19, 2012, the Company issued 238,095 shares of Common stock to John and Vickie Cooper in exchange for 2,000 shares of Preferred stock valued at $2,000.

On April 19, 2012, the Company issued 675,676 shares of Common stock to Carl Bolstad in exchange for 4,000 shares of Preferred stock (valued at $4,000).

On April 19, 2012, the Company issued 625,000 shares of Common stock to Sean Sleight in exchange for 4,000 shares of Preferred stock (valued at $4,000).

On April 23, 2012, the Company issued 14,000,000 shares of Common stock to Blulife, Inc. to retire $7,000 in debt.

On April 30, 2012, the Company issued 7,000,000 shares of Common stock to Blulife, Inc. to retire $3,500 in debt.

On May 1, 2012, the Company issued 5,555,556 shares of Common stock to TCA Global Credit Master Fund as incentive shares valued at $25,000 as part of a Securities Purchase Agreement.

On May 1, 2012, the Company issued 11,516,104 shares of Common stock to TCA Global Credit Master Fund in escrow as part of our financing agreement with TCA Global.

On May 1, 2012, the Company issued 3,571,429 shares of Common stock to Auctus Private Equity Management as professional fees valued at $12,500 as part of a Securities Purchase Agreement.

On June 5, 2012, the Company issued 23,000,000 shares of Common stock to Blulife, Inc. to retire $11,500 in debt.

NOTE 9 - CONCENTRATIONS

At June 30, 2012, 49% of the Company’s accounts receivable was due from a single customer. During the three months ended June 30, 2012, 38% of the Company’s service revenue was generated from a single customer, and less than 2% of sales revenue was generated from a single customer. Compared to total revenue, less than 3% was generated from a single customer during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, where 38% of the Company’s revenues were generated from a single customer.

NOTE 10 – INCOME TAXES

At June 30, 2012, the Company has federal net operating loss carryovers of approximately $1,172,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, and $428,000 in 2030 and $564,000 in 2031. The Company also has a federal contribution carryover of $150 that expires in 2029. At June 30, 2012, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets. The income tax provision consists of the following components for the three months ended June 30, 2012 and 2011:

	2012	2011
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—
Net income tax expense (benefit) charged to operations	$—	$—

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the nine months ended June 30, 2012 and 2011:

	2012	2011
Loss before income tax provision	$(398,064)	$(429,381)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(59,710)	$(64,407)
Tax effect of:
Meals and entertainment	2,809	1,493
Change in valuation allowance	56,901	62,914
Net income tax expense (benefit)	$—	$—

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

June 30, 2012
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

These amounts have been presented in the financial statements as follows:

NOTE 11 – SUBSEQUENT EVENTS

None.

(6)

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

Overview

The Company is the parent of AquaLiv, Inc. and Focus Systems, Inc. (“Focus Systems”). AquaLiv, Inc.’s technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv, Inc. is providing innovative, ingredient-free solutions to the world's largest problems. The company’s platform technology influences biological processes naturally and without chemical interaction. To date, AquaLiv, Inc. has released products in the industries of water treatment, skincare, and agriculture. The company is primarily known for the AquaLiv Water System product which also produces the majority of the company’s revenue. Focus Systems, Inc. is a technology company providing customers with remote desktop services and Voice over Internet Protocol (VoIP) phone services. Focus Systems maintains servers that house data and applications that its customers can access remotely without the need for the customers to maintain a server. The company’s VoIP service utilizes the internet for phone service rather than through a traditional telecommunications company.

(7)

AquaLiv, Inc.

AquaLiv, Inc.’s scientists discovered that most substances and compounds have a unique information signature that influences biological processes via a magnetic cellular mechanism (non-chemical). The company’s technology records this biologically significant magnetic information (bioinformation) from a compound or substance and allows for the manipulation, combining, and subsequent transmittal to an organism. Bioinformation from a variety of sources are combined and/or altered to produce a bioinformation composite designed to influence specific biological processes. The composite can be transmitted to an organism via a variety of methods, including mineralized water, electromagnetic wave, or magnetic field.

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine. Revenues generated from AquaLiv, Inc.’s products for the nine months ended June 30, 2012 were $345,130.

AquaLiv Water System

The AquaLiv Water System is a water purification and enhancement apparatus that produces a high-quality drinking water. A variety of technologies are utilized in the system to remove impurities from the water, add minerals to the water, alter the molecule to molecule bonding structure of the water molecules, reduce the surface tension, improve the Oxidation Reduction Potential, and increase the pH, dissolved oxygen, and dissolved hydrogen content in the water. Additionally, the water’s bioinformation is altered to resemble spring water before processing and treatment. Users of the AquaLiv Water System have reported stabilized blood sugar, improvements in both high and low blood pressure, reduced allergy symptoms, less headaches, better digestion, and healthy glowing skin. Some diabetics have even reported that AquaLiv Water System helped them decrease their insulin requirements. AquaLiv Water System testimonials are validated by a 3rd party to be 100% authentic. (testimonialshield.com). The AquaLiv Water System has approximately 400 users and produces approximately 99% of sales revenues.

Infotone Hydrating Mist

Infotone Hydrating Mist is a skincare product designed to clear blemishes, fade wrinkles, and even skin tone. Each mister contains a ceramic bead infused with AquaLiv, Inc.'s bioinformation technology. The technology allows simple spring water to activate skin's natural healing ability resulting in clear, youthful, and glowing skin. Infotone Hydrating Mist is refillable for a full year making it an economical and sustainable skincare product. The mist is 100% natural and hypoallergenic and contains no parabens, additives, chemicals, GMOs, fragrances or artificial ingredients. The benefits of using the product are primarily derived through the elimination of a common skin parasite responsible for irritation (found on 50% of all adults), decreasing the production of melanin in cells that are overproducing, and increasing skin hydration. The Infortone Hydrating Mist has approximately 850 users and produces approximately 1% of the sales revenues.

AgSmart Rice

AgSmart Rice is combined service and product offering that increases rice yields by 30-60% on average (data from actual commercial usage) while decreasing the duration before harvest by approximately one month. Treated rice crops are more resistant to pests, diseases, and wind/hail damage. AgSmart Rice is 100% natural and organic standards compliant and uses no chemical fertilizers, herbicides, or pesticides. AgSmart Rice benefits rice plants by encouraging greater root growth and photosynthesis ability. AgSMart Rice has been available since 2011 and is currently used by 2 farms at no charge for their aid in AgSmart Rice’s development. AgSmart Rice is not marketed due to a lack of financial resources and personnel. As of today, AgSmart Rice does not produce any revenue.

AgSmart Potato

AgSmart Potato is a combined service and product offering that has shown increases in potato yields by over 100% in market value (calculated using recent size/weight values coupled with average test results between treated and untreated test plots) under initial company testing. Treated potato crops have a consistent number of potatoes compared to untreated crops, however, the average size and weight are significantly increased while the normal counts of waste-sized potatoes are greatly reduced. Treated crops have also shown to be more resistant to pests and diseases caused by bacteria and viruses. AgSmart Potato is 100% natural and organic standards compliant and uses no chemical fertilizers, herbicides, or pesticides. AgSmart Potato benefits potato plants by encouraging greater root growth and photosynthesis ability while controlling bacterial and fungal activity.  The Company plans on performing further third party commercial tests of the product prior to commercial distribution. The product is still under development and not yet available to the general public.

NatuRx Medication Alternatives

Based on AquaLiv's bioinformation technology, NatuRx formulations utilize bioinformation composites in lieu of active-molecules (drugs) for treatment. The formulations are non-toxic and have no contraindications. NatuRx formulations are in development and not yet available to the general public.

(8)

Focus Systems, Inc.

Remote Desktop and Cloud Computing

Focus System’s Remote Desktop services provide authorized remote users the ability to connect to resources on an external network owned and managed by Focus Systems from any Internet-connected device. The remote user may access their account from their own device or one leased or purchased from Focus Systems. Once connected, the remote user has access to a number of software packages made available through Focus Systems as a Microsoft product reseller for a monthly fee. The remote user may also request that other software packages be installed to the user’s virtual server and maintained by Focus Systems. The Company believes that there are inherent benefits of operating in a completely portable desktop office environment. Access to central data and shared recourses can increase productivity and reduce cost for businesses.  The remote environment is controlled, managed and updated by Focus Systems from a centralized location, further reducing operating costs for its customers. Revenues generated from remote desktop and other services for the nine months ending June 30, 2012 were $14,148 and included service to approximately 20 users.

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

Plan of Operation

Recent advancements in AquaLiv, Inc.’s technology uncovered a new field of biological information science. With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine, AquaLiv, Inc. is ready to expand its innovative product offering. While the economy has slowed in recent years, recent sales campaigns have produced positive results for AquaLiv, Inc.

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

Results of Operations

For the Three and Nine Months Ended June 30, 2012 Compared with the Three and Nine Months Ended June 30, 2011

Revenues

The revenues for the three months ending June 30, 2012 were $107,518 as compared to $168,850 in the quarter ending June 30, 2011. Revenues were $371,685 for the nine months ended June 30, 2012, as compared to $471,478 for the nine months ended June 30, 2011.  Sales revenue comprised of 91.9% and 92.9% of our revenue for the three and nine months ending June 30, 2012, respectively, compared to the same three and nine month periods in 2011, where sales revenue accounted for 61.4% and 71.7% of overall revenue, respectively. Service revenue accounted for 5.9% and 6.8% of our revenues for the three and nine months ending June 30, 2012, respectively, compared to the same three and nine month periods in 2011, where service revenue accounted for 6.8% and 7.1% of overall revenue, respectively. The Company stopped receiving royalty revenue on June 22, 2011 in conjunction with the distribution of Infrared Applications, Inc., therefore, royalty revenues were $0 for the three and nine months ended June 30, 2012, compared to $53,600 and $100,000 for the three and nine months ended June 30, 2011, respectively. Royalty revenue accounted for 0% of revenues for the three and nine months ended June 30, 2012, compared to the same three and nine month periods in 2011, where royalty revenue accounted for 31.7% and 21.1% of overall revenue, respectively. Sales revenues are a reflection of the revenues generated by AquaLiv, Inc. The Company accounts for revenues generated by Focus Systems as service revenue. These revenues included fees for remote desktop and VoIP services provided by Focus Systems. Royalty revenue is reflective of the revenue generated by Infrared Applications, Inc. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; Service revenue is billed in advance on the first day of the month that service is rendered; and royalty revenue is recorded as earned in the month it is received.

Cost of Goods Sold

Cost of goods sold for the three and nine months ending June 30, 2012 were $20,722 (19.2% of total revenues) and $92,531 (24.9% of total revenues), respectively, compared to $45,756 (27.1% of total revenues) and $151,802 (32.2% of total revenues), respectively, for the same three and nine month periods ending June 30, 2011. The improvement in cost of goods sold is associated with outsourcing changes made to operations related to Focus Systems.

Operating Expenses

Operating expenses for the three months ending June 30, 2012 were $261,159 as compared to $176,724 for the quarter ending June 30, 2011. The decrease of $31,720 in consulting fees, increase of $3,810 in management fees, increase of $6,681 in payroll expense, increase of $109,069 in professional fees, decrease of $985 in research and development, decrease of $1,187 in travel expense, and decrease of $1,268 in general and administrative fees is due in part to the increased costs of running the businesses compared to the quarter ending June 30, 2011. The operation expenses for the nine months ending June 30, 2012, were $365,847 as compared to $512,239 for the nine months ending June 30, 2011. The decrease of $23,363 in consulting fees, increase of $18,890 in management fees, increase of $44,892 in payroll expense, increase of $87,466 in professional fees, decrease of $7,068 in research and development, increase of $8,769 in travel expense, and decrease of $1,016 in general and administrative fees is due in part to the increased costs of running the businesses compared to the nine months ending June 31, 2011. The decrease of $315,484 in loss on goodwill impairment, AquaLiv, Inc., was due to the one time write down of goodwill attributed to the acquisition of that business during the nine months ending June 30, 2011.  The Company expects operating expenses to remain higher that previously comparable periods as the Company expands its services.

(9)

Other Income and Expense

Interest expense for the three months ended June 30, 2012 was $2,354 as compared to $4,551 for the three months ended June 30, 2011, and was $44,740 for the nine months ended June 30, 2012 as compared to $10,895 for the nine months ended June 30, 2011. The change in interest expense is due to adjustments in loss on derivative liability.

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended June 30, 2012 was $172,026 as compared to a net gain of $24,246 for the three months ended June 30, 2011.  The increase in net loss is attributed to the increase in our operating expenses due to the subsidiary changes and business additions to the Company, and increased professional fees for the quarter associated with our current financing. The net loss for the nine months ended June 30, 2012 was $375,196 as compared to $413,710 for the nine months ended June 30, 2011.  The one time write off of goodwill attributed to the AquaLiv, Inc. acquisition during the nine months ended June 30, 2011 accounted for the decrease in net loss between then and the same period ending June 30, 2012. Had that one time event not occurred, the company would have reported an increase in our operating expenses for the nine months ended June 31, 2012, as compared to the nine months ended June 30, 2011. The increase in normal operating expenses is due to the subsidiary changes and business additions to the Company, and increased professional fees during the period associated with our current financing.

Liquidity and Capital Resources

Operating expenses for the nine months ended June 30, 2012 and 2011, were $365,487 and $512,239, respectively. The net loss for the nine months ended June 30, 2012 and 2011 was $(375,196) and $(413,701), respectively.

As of June 30, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licensing. During the three months ended June 30, 2012, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

  The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do not have a separate PEO and PFO. Until such time as the Company is able to hire a Chief Financial Officer, we do not believe we meet the full requirement for separation; and

  We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

Management intends to mitigate the risk of the material weaknesses going forward provided the Company has sufficient funding by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(11)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On April 10, 2012, the Company issued 4,615,385 shares of common stock to Asher Enterprises, Inc. (“Asher”) to retire $12,000 in debt.

On April 16, 2012, the Company issued 4,285,714 shares of common stock to Asher to retire $12,000 in debt.

On April 18, 2012, the Company issued 5,357,143 shares of common stock to Asher to retire $15,000 in debt and accrued interest.

On April 19, 2012, the Company issued 480,759 shares of common stock to Terry and Pam Morrow in exchange for 4,000 shares of preferred stock valued at $4,000.

On April 19, 2012, the Company issued 2,403,846 shares of common stock to Greg and Melissa Morrow in exchange for 20,000 shares of preferred stock valued at $20,000.

On April 19, 2012, the Company issued 240,385 shares of common stock to Joyce Morrow in exchange for 2,000 shares of preferred stock valued at $2,000.

On April 19, 2012, the Company issued 961,538 shares of common stock to Rafa Parra in exchange for 8,000 shares of preferred stock valued at $8,000.

On April 19, 2012, the Company issued 675,676 shares of common stock to Andrew Dempsey in exchange for 4,000 shares of preferred stock valued at $4,000.

On April 19, 2012, the Company issued 3,378,378 shares of common stock to Muris Bisic in exchange for 20,000 shares of preferred stock valued at $20,000.

On April 19, 2012, the Company issued 238,095 shares of common stock to John and Vickie Cooper in exchange for 2,000 shares of preferred stock valued at $2,000.

On April 19, 2012, the Company issued 675,676 shares of common stock to Carl Bolstad in exchange for 4,000 shares of preferred stock valued at $4,000.

On April 19, 2012, the Company issued 625,000 shares of common stock to Sean Sleight in exchange for 4,000 shares of preferred stock valued at $4,000.

On April 23, 2012, the Company issued 14,000,000 shares of common stock to Blulife, Inc. to retire $7,000 in debt.

On April 30, 2012, the Company issued 7,000,000 shares of common stock to Blulife, Inc. to retire $3,500 in debt.

On May 1, 2012, the Company issued 5,555,556 shares of common stock to TCA Global Credit Master Fund, LP (“TCA”) as incentive shares valued at $25,000 as part of a Securities Purchase Agreement.

On May 1, 2012, the Company issued 11,516,104 shares of common stock to TCA in escrow as part of our financing agreement with TCA Global.

On May 1, 2012, the Company issued 3,571,429 shares of common stock to Auctus Private Equity Management as professional fees valued at $12,500 as part of a Securities Purchase Agreement.

On June 5, 2012, the Company issued 23,000,000 shares of common stock to Blulife, Inc. to retire $11,500 in debt.

(12)

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

(13)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUALIV TECHNOLOGIES, INC.

Date: August 20, 2012
	By:	William Wright
Name: William Wright
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

 (14)