Form 10-K/A
period 2011-09-30
AQUALIV TECHNOLOGIES, INC.
filed 2012-11-27
CIK 1418115

 U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

DOCUMENTS INCORPORATED BY REFERENCE: None

(1)

Explanatory Note

On January 13, 2012, AquaLiv Technologies, Inc., a Nevada corporation (the “Company”), filed its annual report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”). The Company filed an amendment to the Annual Report on January 25, 2012 and a second amendment to the Annual Report on March 14, 2012. On October 22, 2012, the Company received comments from the U.S. Securities and Exchange Commission relating to the Annual Report. This amendment to the Annual Report is being filed in response to such comments. Specifically, this amendment is being furnished to include a revised report from the Company’s auditor. No other items of the Annual Report were affected by this amendment.

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

OMPETITION

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

(10)

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

(11)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 AQUALIV TECHNOLOGIES, INC.

(F/K/A INRARED SYSTEMS INTERNATIONAL)

AND IT’S SUBSIDIARIES

SEPTEMBER 30, 2011 CONSOLIDATED FINANCIAL STATEMENTS

(12)

Bongiovanni & Associates, CPA’s

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

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

/s/ Bongiovanni & Associates

Bongiovanni & Associates

Certified Public Accountants

Cornelius, North Carolina

January 13, 2012, except for Notes 7, 14 and the

Statement of Cash Flows which the date is March 14, 2012

(13)

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

(14)

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

(15)

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

(16)

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

(17)

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

(18)

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

(19)

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company had a retained deficit of $2,612,390 and current liabilities in excess of current assets by $439,961. During the year ended September 30, 2011, the Company incurred a net loss of $564,294 and negative cash flows from operations of $279,305. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(20)

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

We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 4R) that AquaLiv is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, and we are required to consolidate its financials accordingly. Additionally, the acquisition was recorded at its fair market value in that the cash, computer equipment, and inventory were recorded at their fair market value on the date of the acquisition. Impairment of goodwill from the date of acquisition was written off to its net realizable value in the accompanying statements of operations.

NOTE 6 – INVENTORY

Inventories are comprised of the following amounts at the respective dates:

September 30, 2011

Raw materials	$4,340
Work in process	1,447
Finished goods	3,858
Provision for inventory liquidations	(8,921)
Inventory - end of period	$723

There was no inventory as of September 30, 2010.

(21)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

(29)

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

(30)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUALIV TECHNOLOGIES, INC.

Date: November 27, 2012 By: /s/William M. Wright William M. Wright, Chief Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

/s/WILLIAM M. WRIGHT William M. Wright Chief Executive Officer, President, Principal Financial Officer, and Director /s/TRACY D. BUSHNELL Tracy D. Bushnell Director November 27, 2012