Form 10-K
period 2012-09-30
AQUALIV TECHNOLOGIES, INC.
filed 2013-01-14
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

AQUALIV TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-147367	38-3767357
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4550 NW Newberry Hill Road, Suite 202 Silverdale WA 98383
(Address of principal executive offices, including zip code)

(360) 473-1160
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2012, based on a closing price of $0.0013 was approximately $730,726. As of January 11, 2013, the registrant had 774,130,021 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

(1)

AQUALIV TECHNOLOGIES, INC.

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2012

(2)

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

(3)

PART I

Item 1. Business.

BACKGROUND

AquaLiv Technologies, Inc., (“ALTI”) was formed under the laws of the State of Nevada on April 11, 2006 originally under the name of Infrared Systems International “ISI” as a wholly-owned subsidiary of China Sxan Biotech, Inc. (“CSBI”) (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

On July 11, 2007, CSBI acquired American SXAN Biotech, Inc., a Delaware Corporation (“American SXAN”) doing business exclusively in the People's Republic of China under a registered capital corporation, Tieli XiaoXingAnling Forest Frog Breeding Co, Ltd. Tieli XiaoXingSnling engaged in the business of manufacturing and marketing wines and tonics derived from domesticated forest frogs.  As a result of the acquisition, the stockholders of American SXAN Biotech, Inc. acquired control of CSBI.

Pursuant to one of the terms of the acquisition, all of the assets and liabilities of CSBI as of the date of the acquisition were transferred into ISI. From that time and until June 22, 2011, ISI had conducted not only the infrared security systems development for which it was formed but also the other prior activities of CSBI.

Due to American SXAN’s disinterest in continuing the infrared visions business of CSBI, the parties agreed that the business and assets of CSBI would be transferred to CSBI’s wholly-owned subsidiary, ISI, and that the common stock of CSBI would be distributed to the persons who were shareholders of CSBI prior to the July 2007 merger, and any subsequent purchasers of their shares. The shares of ISI owned by CSBI were subsequently distributed to shareholders upon the effectiveness of Form S-1 registration statement filed with the United States Securities and Exchange Commission. The Notice of Effectiveness was issued on July 11, 2008 and filed on July 14, 2008.

In March 2010, ISI transferred all of the assets and liabilities of ISI into a newly created wholly-owned subsidiary, Infrared Applications, Inc. (“IAI”).   IAI continued to operate the previous business of ISI under this newly created company until June 22, 2011, when, in accordance with a Management and Distribution Agreement dated March 24, 2010, all of the outstanding stock of IAI was transferred to Gary Ball, the former CEO. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010.

On April 12, 2010, the Company sold a majority interest in its common stock to Take Flight Equities, Inc. (“TFE”). As part of the agreement, a change in control took place and William Wright was appointed CEO of the company.  Also included in the agreement were provisions for the future distribution of the IAI assets to the ISI shareholders of record on March 23, 2010 within 15 months of the agreement (which was completed on June 22, 2011).

On April 19, 2010, the Company purchased 100% of the outstanding common stock of Focus Systems, Inc. (“Focus”) from ProPalms, Inc.  Focus is held and operated as a wholly-owned subsidiary of the company. Focus was formed in August of 2007 as a technology company providing remote desktop - cloud computing - services and Voice over Internet Protocol (“VoIP”) phone services to small and mid-sized businesses.  For the calendar year 2008, Focus operated a regional Internet Service Provider (“ISP”) business under a management agreement with a third party.

(4)

On December 16, 2010 the Company purchased a 50% interest in AquaLiv, Inc. We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv, Inc. is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, Inc. and we are required to consolidate its financials accordingly. The remaining 50% non-controlling interest is owned by Craig Hoffman, AquaLiv, Inc.’s President and CEO. AquaLiv, Inc. is a life sciences research and development company creating novel products for numerous industries. The company's technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv, Inc. is providing innovative, ingredient-free solutions to the world's largest problems.

On June 22, 2011, in accordance with Management and Distribution Agreement (“Agreement”) dated March 24, 2010, we completed the distribution of substantially all of the assets of IAI. All of the outstanding stock of IAI has been transferred to Gary Ball (“Ball”) in accordance with the Agreement. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010, upon the earlier of the foregoing occurrence: (i) the net proceeds from the sale of substantially all of the assets of IAI or (ii) Ball elects to make a Subsidiary Stock Distribution. Any cost incurred in connection with a Subsidiary Stock Distribution shall be the responsibility of Ball. There is no certainty as to when or if a Subsidiary Stock Distribution will occur.

On September 6, 2011, the Company filed its Articles of Amendment with the State of Nevada to effect a name change to AquaLiv Technologies, Inc. and to increase its authorized common shares to 1,000,000,000. FINRA declared the corporate action effective on September 19, 2011. The name change was effected to more closely align the name with the future direction of the Company.

CORPORATE STRUCTURE AS OF SEPTEMBER 30, 2012

AquaLiv Technologies, Inc. Significant Ownership: · 16% Gary Ball · 5% Take Flight Equities

AquaLiv, Inc. Ownership: · 50% AquaLiv Technologies, Inc. · 50% Craig Hoffman		Focus Systems, Inc. Ownership: · 100% AquaLiv Technologies, Inc.

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

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine. Revenues generated from AquaLiv, Inc. products for the fiscal year ended September 30, 2012 were $449,626.

(5)

AquaLiv Water System

The AquaLiv Water System is a water purification and enhancement apparatus available since 2008 that produces a high-quality drinking water. A variety of technologies are utilized in the system to remove impurities from the water, add minerals to the water, alter the molecule to molecule bonding structure of the water molecules, reduce the surface tension, improve the Oxidation Reduction Potential, and increase the pH, dissolved oxygen, and dissolved hydrogen content in the water. Additionally, the water’s bioinformation is altered to resemble spring water before processing and treatment. Users of the AquaLiv Water System have reported stabilized blood sugar, improvements in both high and low blood pressure, reduced allergy symptoms, less headaches, better digestion, and healthy glowing skin. Some diabetics have even reported that the AquaLiv Water System helped them decrease their insulin requirements. AquaLiv Water System testimonials are validated by a 3rd party. The AquaLiv Water System has approximately 400 users and produces 99% of the revenues.

Infotone Hydrating Mist

Infotone Hydrating Mist is a skincare product designed to clear blemishes, fade wrinkles, and even skin tone. The product has been available since 2010. Each mister contains a ceramic bead infused with AquaLiv Inc.'s bioinformation technology. The technology allows simple spring water to activate skin's natural healing ability resulting in clear, youthful, and glowing skin. Infotone Hydrating Mist is refillable for a full year making it an economical and sustainable skincare product. The mist is 100% natural and hypoallergenic and contains no parabens, additives, chemicals, GMOs, fragrances or artificial ingredients. The benefits of using the product are primarily derived through the elimination of a common skin parasite responsible for irritation (found on 50% of all adults), decreasing the production of melanin in cells that are overproducing, and increasing skin hydration. The Infortone Hydrating Mist has approximately 850 users and produces 1% of the revenues

AgSmart Rice

AgSmart Rice is a combined service and product offering that increases rice yields by 30-60% on average (data from actual commercial usage) while decreasing the duration before harvest by approximately one month. Treated rice crops are more resistant to pests, diseases, and wind/hail damage. AgSmart Rice is 100% natural and organic standards compliant and uses no chemical fertilizers, herbicides, or pesticides. AgSmart Rice benefits rice plants by encouraging greater root growth and photosynthesis ability. AgSMart Rice has been available since 2011 and is currently used by 2 farms at no charge for their aid in AgSmart Rice’s development. AgSmart Rice is not marketed due to a lack of financial resources and personnel. As of today, AgSmart Rice does not produce any revenue.

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

(6)

NatuRx Medication Alternatives

Based on AquaLiv Inc.'s bioinformation technology, NatuRx formulations utilize bioinformation composites in lieu of active-molecules (drugs) for treatment. NatuRx formulations are still under development waiting the necessary funding to begin clinical trials and not yet available to the general public.

COMPETITION

The Company competes directly with other companies offering similar products and services.

AquaLiv Water System

The AquaLiv Water System competes with all consumer drinking water purification and enhancement systems priced between $350 and $4,000. Direct competition comes from so-called water ionizing machines. However, the AquaLiv Water System has many advantages over them including the ability to remove sodium fluoride and alkalize water naturally and without electricity. The AquaLiv Water System is further differentiated in the marketplace by an industry leading 90-Day Unconditional Money Back Guarantee and a 15-Year warranty against defects.

Infotone Hydrating Mist

Infotone Hydrating Mist competes against all cosmetic water misters often sold by popular bottled water brands. When the water is used up in competing products, consumers must purchase a new mister. However, integrated technology in the Infotone Hydrating Mist apparatus enhances ordinary water with skin enhancing effects while also allowing consumers to refill the mister with ordinary water. While the initial cost of Infotone Hydrating Mist is slightly higher than competing products, the ability to refill it greatly increases its value to consumers, making it a unique product in the marketplace.

AgSmart Rice

Because no other available yield enhancing agriculture product exploits the same natural phenomenon, AgSmart Rice can be used in conjunction with other technologies, e.g. hybridization, agrochemicals, and/or GMOs, while still delivering yield increases and other benefits. For this reason, other technologies currently available in rice agriculture do not compete directly with AgSmart Rice as most customers will combine many available technologies to realize even greater increases yields.

FOCUS SYSTEMS

Remote Desktop and Cloud Computing

Focus System’s Remote Desktop services provide authorized remote users the ability to connect to resources on an external network owned and managed by Focus Systems from any Internet-connected device. The remote user may access their account from their own device or one leased or purchased from Focus Systems. Once connected, the remote user has access to a number of software packages made available through Focus Systems as a Microsoft product reseller for a monthly fee. The remote user may also request that other software packages be installed to the user’s virtual server and maintained by Focus Systems. The Company believes that there are inherent benefits of operating in a completely portable desktop office environment. Access to central data and shared recourses can increase productivity and reduce cost for businesses.  The remote environment is controlled, managed and updated by Focus Systems from a centralized location, further reducing operating costs for its customers. Revenues generated from remote desktop and other services for the fiscal year ending September 30, 2012 were $22,850 and included service to approximately 20 users.

(7)

VOIP Phone Service

VoIP phone service is a method for taking analog audio signals (similar to the kind you hear when you talk on the phone) and turning them into digital data that can be transmitted over the Internet. This allows VoIP service to replace traditional landline service for business and residential customers. Since the VoIP phone service is digital, companies are able to run both data and voice over the same network infrastructure thereby greatly reducing costs. This reduction in cost is experienced in both the initial start-up phase, as well as the ongoing maintenance and services fees associated with phone service. Company management believes that the trend away from traditional phone service to digital VoIP services will continue to grow.  Revenues generated from VoIP services for the fiscal year ending September 30, 2012 were $7,054.

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

Dependence on One or Few Major Customers

The Company’s accounts receivable total was $1,856, or less than 2% of the Company’s total revenue for the current quarter and less than 1% of the total annual revenue for the fiscal year ended September 30, 2012. Furthermore, no single customer represented more than 1% of the total annual revenue. Therefore, the Company no longer anticipates being dependent on any one or few major customers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

AquaLiv® is a registered trademark belonging to AquaLiv, Inc. The trademark’s duration is perpetual while in use.

The Japanese patent personally owned by Dr. Ichimura, AquaLiv Inc.’s Chief Science Officer, covers some aspects of the AquaLiv, Inc.’s technology and was granted in 2008 for a term of 20 years. Dr. Ichimura, in his discretion, allows AcquaLiv, Inc. the exclusive use of such patent. The Company currently has no other patents or patent applications pending relating to AquaLiv, Inc. or Focus Systems, Inc.

(8)

RESEARCH AND DEVELOPMENT ACTIVITIES

For the fiscal years ending September 30, 2012 and 2011, the Company and its subsidiaries have spent approximately $1,213 and $9,936 on research and development costs, respectively.

EMPLOYEES

As of September 30, 2012, the Company had three (3) current employees and one (1) independent contractor between the Company and its subsidiaries, with William Wright being the sole independent contractor at AquaLiv Technologies, Inc. Additional work is performed by subcontractors.

EXPENSES

We estimate that we will require approximately $500,000, in addition to our gross revenues, over the next twelve months in order to maintain operations. While our operating expenses for each of our prior fiscal years have exceeded this amount, a portion of those expenses have been non-cash expenses.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related to the Our Business and Industry

IF WE DO NOT GENERATE ADEQUATE REVENUES TO FINANCE OUR OPERATIONS, OUR BUSINESS MAY FAIL.

We were incorporated on April 11, 2006. As of September 30, 2012, we had a retained deficit of $3,063,113. During the years ended September 30, 2012 and 2011, respectively, we had net losses of $623,079 and $3,235,468. We expect our revenues during the next twelve months from our existing products and service customers to remain flat depending upon the US economic recovery and our ability to create market awareness with our AquaLiv brand. Our expected revenue generation and expenses are difficult to predict, and there can be no assurance that revenues will be sufficient to cover operating costs for the foreseeable future. It may be necessary to raise additional funds. If we are unable to raise funds to cover any operating deficit and our sales decrease in 2013, our business may fail.

BECAUSE WE HAD INCURRED A LOSS AND HAVE NOT FULLY COMMENCED OUR PLANNED PRINCIPAL OPERATIONS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the fiscal year ended September 30, 2012, our accountants have expressed doubt about our ability to continue as a going concern as a result of operating losses since inception, the failure to yet commence planned principal operations, and current liabilities in excess of current assets. Our ability to achieve and maintain profitability and positive cash flow is dependent on such factors as our ability to sell AquaLiv Water Systems and Infotone Face Mist, generate new sales for AquaLiv’s AgSmart and NatuRx product lines, and to capture and retain new remote desktop and VoIP customers. Based upon current plans, we expect our operating costs to range between $200,000 and $250,000 for the fiscal year ending September 30, 2013. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business or take draconian actions.

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

(9)

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

INTENSE COMPETITION IN THE LIFE SCIENCES AND INFORMATION TECHNOLOGY COULD AFFECT OUR ABILITY TO SUCCESSFULLY MARKET OUT PRODUCTS.

Our business plan involves deployment of technology services, and developing, deploying, and licensing products. These businesses are highly competitive. There are numerous similar companies providing such services and products in the United States. Our competitors will have greater financial resources and more expertise in these businesses. Our ability to deploy our AgSmart and NatuRx products under AquaLiv, Inc., as well as our remote desktop and VoIP phone services under Focus Systems, Inc. will depend on our ability to successfully market our products in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR BUSINESS.

While we have exclusive use of the patent personally owned by AquaLiv, Inc’s Chief Science Officer Dr. Ichimura, we cannot be assured that it will be sufficiently broad enough to protect our technology. In addition, we cannot assure that any patents issued to us in the future will not be challenged, invalidated, or circumvented. In order to safeguard our unpatented proprietary know-how, trade secrets, and technology, we rely primarily upon trade secret protection and nondisclosure provisions in agreements with employees and others having access to confidential information. We cannot assure that these measures will adequately protect us from improper disclosure or misappropriation of our proprietary information.

ENFORCING AND PROTECTING OUR PROPRIETARY INFORMATION CAN BE COSTLY AND ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

(10)

THE SHARE CONTROL POSITION OF GARY BALL MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE ACTIONS.

In April 2010, pursuant to the agreement, the Company sold 11,557,217 (pre-split) shares of authorized and previously unissued shares of common stock, representing at that time 89.9% of the outstanding stock of the Company immediately after the transaction, to Take Flight Equities, Inc. for a purchase price of $200,000, consisting of $30,000 cash and a promissory note for $170,000. Pursuant to the agreement, the shares were placed in escrow at closing.  As payments were made on the note, a portion of the shares were to be released from escrow.  In the event that a promissory note payment was not made when due and not cured within the time provided in the escrow agreement, or if an event default occurs under the note, then the shares held in escrow along with promissory note will be transferred to Gary Ball, and Gary Ball will assume responsibility for the payment of the note. In July 2010, Take Flight Equities defaulted on its note obligations and the responsibility for the note payment along with voting rights to the stock remaining in escrow reverted to Gary Ball. As a result, Gary Ball retains voting control of the 88,572,170 common shares issued and held in escrow, thereby making Gary Ball the largest shareholder with control of approximately 16% of our outstanding shares. Because Gary Ball controls such a significant percentage of the outstanding shares, other stockholders, individually or as a group, will be at a disadvantage in their ability to effectively influence the election or removal of our directors, the supervision and management of the business or a change in control of or the sale of our company, even if he believed such changes were in the best interest of our stockholders generally.

OUR FUTURE SUCCESS DEPENDS, IN LARGE PART, ON THE CONTINUED SERVICE OF OUR PRESIDENT.

We depend almost entirely on the efforts and continued employment of Mr. William Wright, our President and Secretary-Treasurer. Mr. Wright currently is our sole independent contractor of the parent company, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with Mr. Wright, and we do not carry key person insurance on his life. Mr. Wright currently is able to devote a substantial amount of his time on our behalf. The loss of the services of Mr. Wright, through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Wright.

THE COMPANY’S FAILURE TO COMPLY WITH THE OBLIGATIONS SET FORTH IN THE AGREEMENTS ENTERED INTO WITH TCA GLOBAL CREDIT MASTER FUND, LP MAY RESULT IN THE FORECLOSURE OF THE COMPANY’S OR ITS SUBSIDIARIES’ PLEDGED ASSETS AND OTHER ADVERSE CONSEQUENCES.

On April 27 2012, the Company entered into that certain securities and purchase agreement (“Purchase Agreement”) with TCA Global Credit Master Fund, LP (“TCA”). To secure the performance of the Company’s obligations under the Purchase Agreement, the Company and its subsidiaries were required to enter into security agreements, pledge and escrow agreements and a guaranty agreement. Pursuant to a security agreement, the Company granted a continuing, first priority security interest in all of our assets to TCA (the “First Security Agreement”). In addition, our subsidiary, Focus Systems, Inc. (“Focus”), pursuant to a security agreement, granted a continuing, first priority security interest in all of Focus’s assets to TCA (“Second Security Agreement”). Further, pursuant to a pledge and escrow agreement, the Company pledged 11,516,104 of the Company’s common stock to TCA in escrow (the “First P&E Agreement”). Pursuant to a second pledge and escrow agreement, the Company pledged its entire interest in its subsidiary, AquaLiv, Inc., to TCA in escrow (the “Second P&E Agreement”). Lastly, pursuant to a guaranty agreement, Focus has guaranteed and is to act as surety to TCA for the payment of the Company’s liabilities when they become due (the “Guaranty”, together with the Purchase Agreement, First Security Agreement, Second Security Agreement, First P&E Agreement and Second P&E Agreement, collectively, the “TCA Agreements”). The Company’s failure to comply with the obligations in the TCA Agreements or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse consequences.

(11)

Risks Related to Our Common Stock

AT THIS TIME, WE ARE NOT LISTED ON THE OTCBB WHICH COULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

At this time, we are not listed on the OTCBB. We plan to begin the relisting process for the OTCBB in the next fiscal year. Currently, we are solely listed on the OTC Markets OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCBB, which may have an adverse material effect on our company.

BECAUSE THE PUBLIC MARKET FOR SHARES OF OUR COMMON STOCK IS LIMITED, INVESTORS MAY BE UNABLE TO RESELL THEIR SHARES OF COMMON STOCK.

Currently, there is only a limited public market for our common stock on the OTCQB in the United States. Thus, investors may be unable to resell their shares of our common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account. Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

  that a broker or dealer approve a person’s account for transactions in penny stocks; and

  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and

  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination; and

  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

(12)

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

COMPLIANCE AND CONTINUED MONITORING IN CONNECTION WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which would could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

(13)

WE DO NOT INTEND TO PAY DIVIDENDS.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

AS A PUBLIC COMPANY, WE ARE SUBJECT TO COMPLEX LEGAL AND ACCOUNTING REQUIREMENTS THAT WILL REQUIRE US TO INCUR SIGNIFICANT EXPENSES AND WILL EXPOSE US TO RISK OF NON-COMPLIANCE.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.

Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

WE MAY BE SUBJECT TO SHAREHOLDER LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES AND POSE CHALLENGES FOR OUR MANAGEMENT.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

(14)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

The Company’s corporate office is currently located at 4550 NW Newberry Hill Road, Suite 202, Silverdale Washington, 98383. The corporate office is shared by Focus Systems, Inc. We currently rent on a month to month basis and pay rent of $1,000 per month. We own no real estate nor have plans to acquire any real estate.

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

Item 4. Mine Safety Disclosures.

Not applicable.

(15)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently quoted on the OTCQB under the symbol “AQLV.” There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter since September 30, 2010. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter ended	High	Low
September 30, 2010	$0.0200	$0.0010
December 31, 2010	$0.0180	$0.0022
March 31, 2011	$0.0128	$0.0030
June 30, 2011	$0.0160	$0.0027
September 30, 2011	$0.0070	$0.0028
December 31, 2011	$0.0055	$0.0050
March 31, 2012	$0.0059	$0.0051
June 30, 2012	$0.0060	$0.0019
September 30, 2012	$0.0045	$0.0013

(b) Holders

As of January 11, 2013, there were approximately 1,402 holders of record of our common stock.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table provides information as of September 30, 2012, with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plan, “2010 Incentive Compensation Plan”.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	0	0	15,000,000
Total	0	0	15,000,000

(1) Consists of the 2010 Incentive Compensation Plan filed on Form S-8, July 9, 2010.

(16)

Unregistered Sales of Equity Securities

During the fiscal year ending September 30, 2012, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In October, 2011, the Company issued 14,500,000 shares of common stock to Blulife, Inc. (“Bluelife”) to repay $7,250 in debt acquired from Silverdale Partners, LP (“Silverdale”).

In November, 2011, the Company issued 15,000,000 shares of common stock to Blulife to repay $7,500 in debt acquired from Silverdale.

In December 2011, the Company issued 2,500,000 shares of common stock to MRJ Resources LLC in exchange for $10,000 in cash.

In December 2011, the Company issued 500,000 shares of common stock to Robert Foster in exchange for $2,000 in cash.

In December 2011, the Company issued 1,000,000 shares of common stock to Jim Oakes in exchange for $4,000 in cash.

In December 2011, the Company issued 1,000,000 shares of common stock to Jeff and Cassandra Ruggles in exchange for $4,000 in cash.

In December, 2011, the Company issued 16,000,000 shares of common stock to Blulife to repay $8,000 in debt acquired from Silverdale.

In January, 2012, the Company issued 14,000,000 shares of common stock to Blulife to repay $7,000 in debt acquired from Silverdale.

In January 2012, the Company issued 5,000,000 shares of common stock to D Rick Edwards in exchange for $50,000 in cash.

In January 2012, the Company issued 250,000 shares of common stock to Christopher Bruyer in exchange for $2,500 in cash.

In February 2012, the Company issued 17,000,000 shares of common stock to Blulife to repay $8,500 in debt acquired from Silverdale.

In February 2012, the Company issued 2,727,273, 3,409,091 and 4,687,500 shares of common stock to Asher Enterprises, Inc. (“Asher”) to retire $42,000 in debt.

In March 2012, the Company issued 3,333,333 shares of common stock to Asher to repay $10,000 in debt and accrued interest.

In March 2012, the Company issued 1,500,000 shares of common stock to Proactive Capital Resources LLC for consulting services valued at $9,000.

In March 2012, the Company issued 1,000,000 shares of common stock to Spencer Edwards Investments Inc. for consulting services valued at $6,000.

In March 2012, the Company issued 19,000,000 shares of common stock to Blulife to repay $9,500 in debt acquired from Silverdale.

In April 2012, the Company issued 4,615,385, 3,409,091 and 4,687,500 shares of common stock to Asher to repay $39,000 in debt and accrued interest.

In April 2012, the Company issued 480,759 shares of common stock to Terry and Pam Morrow in exchange for 4,000 shares of preferred stock valued at $4,000.

In April 2012, the Company issued 2,403,846 shares of common stock to Greg and Melissa Morrow in exchange for 20,000 shares of preferred stock valued at $20,000.

In April 2012, the Company issued 240,385 shares of common stock to Joyce Morrow in exchange for 2,000 shares of preferred stock valued at $2,000.

In April 2012, the Company issued 961,538 shares of common stock to Rafa Parra in exchange for 8,000 shares of preferred stock valued at $8,000.

In April 2012, the Company issued 675,676 shares of common stock to Andrew Dempsey in exchange for 4,000 shares of preferred stock valued at $4,000.

In April 2012, the Company issued 3,378,378 shares of common stock to Muris Bisic in exchange for 20,000 shares of preferred stock valued at $20,000.

In April 2012, the Company issued 238,095 shares of common stock to John and Vickie Cooper in exchange for 2,000 shares of preferred stock valued at $2,000.

In April 2012, the Company issued 675,676 shares of common stock to Carl Bolstad in exchange for 4,000 shares of preferred stock valued at $4,000.

In April 2012, the Company issued 14,000,000 and 7,000,000 shares of common stock to Blulife to repay $10,500 in debt acquired from Silverdale.

In May 2012, the Company issued 625,000 shares of common stock to Sean Sleight in exchange for 4,000 shares of preferred stock valued at $4,000.

In May 2012, the Company issued 5,555,556 shares of common stock to TCA Global Credit Master Fund, LP (“TCA”) as incentive shares valued at $25,000.

In May 2012, the Company issued 11,516,104 shares of common stock to TCA in escrow as part of our financing agreement with TCA.

In May 2012, the Company issued 3,571,429 shares of common stock to Auctus Private Equity Management, Inc. (“Auctus Management”) as commitment shares valued at $12,500.

In June 2012, the Company issued 23,000,000 shares of common stock to Blulife, Inc. to retire $11,500 in debt acquired from Silverdale.

In July 2012, the Company issued 20,000,000 shares of common stock to Blulife to repay $10,000 in debt acquired from Silverdale.

In August 2012, the Company issued 11,538,462 shares of common stock to Asher to retire debt in the amount of $15,000.

In September 2012, the Company issued 39,469,250 shares of common stock to Asher to retire $32,000 in debt.

(17)

Transfer Agent

Our transfer agent is Pacific Stock Transfer at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS”AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Overview

The Company is the parent of AquaLiv, Inc. and Focus Systems, Inc. (“Focus Systems”). AquaLiv, Inc.’s technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv, Inc. is providing innovative, ingredient-free solutions to the world's largest problems. The company’s platform technology influences biological processes naturally and without chemical interaction. To date, AquaLiv, Inc. has released products in the industries of water treatment, skincare, and agriculture. The company is primarily known for the AquaLiv Water System product which also produces the majority of the company’s revenue. Focus Systems is a technology company providing customers with remote desktop services and Voice over Internet Protocol (VoIP) phone services. Focus Systems maintains servers that house data and applications that its customers can access remotely without the need for the customers to maintain a server. The company’s VoIP service utilizes the internet for phone service rather than through a traditional telecommunications company.

The Company continues to struggle with liquidity and capital resources sufficient to be able to fully execute on its business plan. Previously we have issued press releases regarding the potential for a $50 million capital infusion. While the Company has continued to work with the funding group towards this goal, we have yet to receive any funds from this effort. Subsequently, our ability to execute on planned initiatives, such as the acquisition of certain Japanese operations owned by our Chief Science Officer, have been suspended until such time that adequate capital resources are obtained and business initiatives can be reevaluated. Additionally, the lack of funding has hampered our ability to properly market our existing products and services. Our AquaLiv, Inc. retail product lines, AquaLiv Water System and Infotone Hydrating Mist, each suffer from our inability to market the products to greater numbers of people, and such the sales of each have remained relatively stagnate over the course of the past year. Our Focus Systems services, Remote Desktop and VoIP phones service, have also been impacted by our inability to hire sales personnel and properly market these service lines, which has resulted in declining numbers of customers for each service line. Without an increase in liquidity and capital resources, these trends may continue, which could greatly impact the ability for these subsidiaries to thrive.

(18)

Plan of Operation

Recent advancements in AquaLiv, Inc.’s technology have created opportunities in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine. AquaLiv, Inc. is ready to expand its innovative product offering. Additionally, management is investigating possible acquisitions that would be accretive to the core business and enable the growth of its revenues both locally and abroad.

The technology industry, especially as it applies to the small business sector, has slowed drastically during the recession. New service orders for both remote desktop and VoIP products have been slow since acquisition. Management is working on increasing exposure for its remote desktop product and is working to expand its VoIP phone service from the small business market into the residential market as well. Management is investigating possible acquisitions that would be accretive to the core business and enable the growth of its revenues.

Results of Operations

For the Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

Revenues

Revenues were approximately $479,529 for the fiscal year ended September 30, 2012, as compared to approximately $590,138 for the prior fiscal year. Revenue was comprised of sales revenue, service revenue, and royalty revenue (stopped receiving June 22, 2011).  Sales revenue, the revenue generated by AquaLiv, Inc., for the fiscal year ended September 30, 2012 and 2011 amounted to $449,626 and $446,053, respectively. Sales revenue accounted for 93.8% of the revenue for the fiscal year ended September 30, 2012 and 76% of the revenue for the prior fiscal year.  Service revenue is the revenue generated by Focus Systems and includes fees for remote desktop and VoIP services provided by Focus Systems. Service revenue amounted to $29,904 for the fiscal year ended September 30, 2012, compared to $44,085 for the fiscal year ended September 30, 2011. Service revenue accounted for 6.2% of the total revenue, for the fiscal year ended September 30, 2012, and 7% for the fiscal year ended September 30, 2011. Royalty revenue for the fiscal year ended September 30, 2012 and 2011 amounted to $0 and $100,000, respectively. Royalty revenue accounted for 0% of the revenue for the fiscal year ended September 30, 2012 (stopped receiving June 22, 2011) and 17% of the revenue for the fiscal year ended September 30, 2011.  The decrease in total revenue was due to sales and service revenue remaining relatively flat for the current fiscal year compared to the prior fiscal year, and the lack of royalty revenue during the current fiscal year.  The decrease in revenues related to royalty revenue is a reflection of the distribution of the assets of Infrared Applications, Inc. (“Infrared”) on June 22, 2011, as which time the Company ceased recognizing royalty revenue.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2012 was $123,173 as compared to $193,430 for the prior fiscal year. The decrease in cost of sales is a result of cost saving measures instituted and the outsourcing of certain services by our subsidiaries.

General and Administrative Expenses

Operating expense for the fiscal year ended September 30, 2012 was $783,537 as compared to $1,020,310 for the prior fiscal year, a decrease of 22%. The decrease was due to the reduction of expenses following the distribution of the Infrared assets on June 22, 2011. Additionally, consulting fees decreased from $60,819 in 2011 to $35,810 in 2012, a decrease of 41%, and a result of the Company limiting its use of outside vendors to perform services for us. Research and development decreased from $9,936 in 2011 to $1,213 in 2012, an 88% decrease and a result of reduced research work on AquaLiv, Inc.’s technologies during the fiscal year. Travel, meals, and entertainment decreased from $20,333 in 2011, to $18,769 in 2012, an 8% decrease and a result of management’s need to travel to meetings throughout the fiscal year slightly less than the prior fiscal year. Other general and administrative decreased from $287,412 in 2011 to $254,384 in 2012, a decrease of 10%, and primarily attributed to a decrease in utilities, rent, and other items associated with the disposition of the Infrared assets on June 22, 2011. There was a onetime loss on goodwill impairment associated with the AquaLiv, Inc. acquisition during the 2011 fiscal year in the amount of $315,484, a result of the Company fully impairing the goodwill received in the acquisition. The reductions in operating expenses were offset by increases in other areas, including professional fees which increased from $88,683 in 2011 to $178,001 in 2012, an increase of 100%, attributed to the increase in legal and other fees. An increase in management fees from $105,900 in 2011 to $120,000 in 2012, an increase of 13%, and a result of fees paid to our acting President. Payroll expense increased from $127,455 in 2011 to $172,861 in 2012, and increase of 36% and attributed to the employees acquired in with the acquisition of AquaLiv, Inc.

Other Income and Expense

For the fiscal year ended September 30, 2012, the expense was $226,758 compared to income of $17,352 for the prior fiscal year, an increase of 1,306%. The increase in expense resulted primarily from a one time gain on distribution of assets of Infrared during the prior fiscal year and the authorization of debt expense associated with our derivative liabilities. Normal operations for the Company will result in a net other expense when accounting for interest expense.

Net (Loss) Before Provision for Income Taxes

The net loss for the fiscal year ended September 30, 2012 was $653,939 versus $606,250 for the prior fiscal year. The increase in the loss of $47,689 was due to a decrease in operating expenses of $196,421 and a decrease in cost of goods of $70,257. The decreases to expenses were primarily offset by a decrease in revenues of $110,609 and an increase in other expenses of $209,406.

(19)

Liquidity and Capital Resources

Operating expenses for the fiscal year ended September 30, 2012 and 2011, were $783,537 and $1,020,310, respectively. The net loss for the fiscal year ended September 30, 2012 and 2011 was $653,939 and $606,250, respectively.

As of September 30, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

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

As further consideration, the Company issued to TCA 5,555,556 shares of the Company’s common stock on May 1, 2012 totaling an aggregate amount of twenty five thousand dollars ($25,000) (the “Incentive Shares”). In the event the value of the Incentive Shares issued to TCA does not equal $25,000 after a nine month evaluation date, the Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Incentive Shares issued. The Incentive Shares are not being registered for resale in this registration statement.

First Pledge and Escrow Agreement

On April 27, 2012, in connection with the Purchase Agreement, the Company entered into a pledge and escrow agreement (the “First P&E Agreement”), by and among the Company, TCA and David Kahan, P.A., as escrow agent (the “Escrow Agent”). Pursuant to the terms of the First P&E Agreement, the Company agreed to issue and irrevocably pledge to TCA the lesser of (i) 4.99% of the Company’s common stock and (ii) 200% of the outstanding amount under the Debenture, subject to adjustment pursuant to the terms of the Purchase Agreement. On May 1, 2012, the Company issued 11,516,104 shares of common stock to TCA in escrow. Upon timely payment in full of all obligations under the transaction documents, TCA will notify the Escrow Agent in writing and the Escrow Agent shall return the pledged materials to the Company and all of TCA’s rights in and to the pledged materials and other collateral shall be terminated.

(20)

Second Pledge and Escrow Agreement

On April 27, 2012, in connection with the Purchase Agreement, the Company entered into a pledge and escrow agreement (the “Second P&E Agreement”), by and among the Company, TCA and the Escrow Agent. Pursuant to the terms of the Second P&E Agreement, the Company agreed to irrevocably pledge to TCA its entire ownership in Aqualiv, Inc., consisting of 50,000 shares of AquaLiv, Inc.’s common stock.

First Security Agreement

On April 27, 2012, the Company entered into a security agreement (the “First Security Agreement”) with TCA, related to the issuance of the Debenture, whereby the Company granted to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired.

Second Security Agreement

On April 27, 2012, Focus Systems, Inc., entered into a security agreement (the “Second Security Agreement”) with TCA, related to the issuance of the Debenture, whereby Focus Systems granted to TCA a continuing, first priority security interest in all of the Focus Systems assets, wheresoever located and whether now existing or hereafter arising or acquired.

Guaranty Agreement

On April 27, 2012, Focus Systems entered into a guaranty agreement (the “Guaranty Agreement”) with TCA, in connection with the Company’s issuance of the Debenture. Pursuant to the terms of the Guaranty Agreement, Focus Systems has guaranteed and is to act as surety to TCA for the payment of the Liabilities (as defined below) when they become due. The “Liabilities” includes, collectively, (i) the repayment of all sums due under the Debenture and other transaction documents and (ii) the performance and observance of all terms, conditions, covenants, representations and warranties set forth in the transaction documents.

Further, on April 27, 2012, the Company entered into an Equity Facility Agreement (the “Equity Agreement”) with Auctus Private Equity Fund, LLC, a Massachusetts corporation (“Auctus”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the a registration statement, Auctus has committed to purchase up to $3,500,000 of the Company’s common stock, par value $0.001 per share. Pursuant to the terms of the Debenture issued by the Company in favor of TCA, the Company shall cause Auctus to pay directly to TCA, for each advance taken by the Company under the Equity Agreement, 50% of any net proceeds otherwise payable to the Company, up to $25,000 per month.

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

(21)

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licensing. During the fiscal year ended September 30, 2012, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern has caused the Board of Directors to continue to look for sources of investment capital, and investigate merger and acquisition opportunities. We will look to further diversify our holdings and sources of cash flow.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-14 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures ..

(a) Evaluation of Disclosure and Control Procedures

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

(22)

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2012, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

(23)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at January 11, 2013:

Name	Age	Position	Officer and/or Director Since

Duane Spader	70	Chairman, Chief Executive Officer	2012

William M. Wright	47	Principal Financial Officer, Secretary	2010

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

Duane Spader

Duane Spader has been AquaLiv Technologies, Inc.’s Chief Executive Officer, President, and Chairman since December 2012. Mr. Spader has dedicated his time mentoring and growing Verity Farms as its Managing Member since June 2011. Previously, he had owned and operated Spader RV Centers for 46 years until its sale in 2010. Additionally, Mr. Spader founded The Spader Companies, including Spader Business Management (“SBM”) in 1977 and was its President until 2002. During his 35 years with SBM, Mr. Spader mentored over 4,000 companies and its executive teams on organizational and behavioral excellence in business. In 1983, Mr. Spader led the expansion and development of training software, which was eventually sold in 1997 to Bell and Howell Publications Systems Company. Mr. Spader has sat on numerous Boards of Directors, including local chamber of commerce, St. Joseph Cathedral, National Marine and RV Industry Associations, and others. He attended South Dakota State College prior to starting his business career in 1964.

William M. Wright

Mr. Wright has been AquaLiv Technologies, Inc.’s Secretary and Principal Financial Officer, and a director since April 2010. Mr. Wright was AquaLiv Technologies, Inc.’s CEO and President from April 2010 to December 2012, and is currently the company’s Executive Vice President. Mr. Wright has been the President and CEO of Focus Systems, Inc., a Washington corporation, since its formation in 2008.  Focus Systems, Inc. provides Desktop Virtualization which can perform all of the networking functions that can be utilized on standard in-house networks at a fraction of costs, and also Voice over Internet Protocol phone service to its customer base.  From July 2006 to July 2007, Mr. Wright was the Chief Operating Officer and a Director of Gottaplay Interactive, Inc., a Nevada corporation involved in the internet connectivity business and the video game subscription and rental business. Mr. Wright has over 20 years of experience and knowledge in financial management and business operations. His experience includes the startup of DONOBi, Inc., an internet Service Provider that specialized in the acquisition and rollup of numerous rural service providers, and the eventual taking of the company public in 2004. Mr. Wright served as both Chief Executive Officer and Chairman of the Board during his six year tenure with DONOBi, leading to the merger with Gottaplay in 2006. Prior to his work in the technology field, Mr. Wright was a Real Estate Broker in both California and Washington, and including the position of President and minority owner of a local property management company. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University.

(24)

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

Family Relationships

There are no family relationships between any of our officers, directors or affiliates.

Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred, except as noted, with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that Mr. Bushnell was the President of a construction company that filed for Chapter 7 bankruptcy during 2010; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(25)

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2012, were timely.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics since the Company has only one officer who is also a director of the Company and due to the small size and limited funds of the Company.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended September 30, 2012, 2011 and 2010.

NAME AND PRINCIPAL POSITION	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	NONEQUITY INCENTIVE PLAN COMPENSATION	NONQUALIFIED DEFERRED COMPENSATION EARNINGS	ALL OTHER COMPENSATION		TOTAL

William M. Wright, Chief Executive Officer (currently Executive Vice President)	2012	$0	0	0	0	0	0	$ 120,000		$120,000	(1)
	2011	$40,000(2)	0	0	0	0	0	$ 80,000	(1)	$80,000	(1)
	2010	$40,000(2)	0	0	0	0	0	$30,000	(2)	$70,000	(1)	(2)

 (1) Consists of management fees paid as Chief Executive Officer of the Company. The Company determined to pay Mr. Wright a consistent fixed fee of $5,000 to $10,000 per month for his services as Chief Executive Officer of the Company. Prior to July 2011, Mr. Wright received $5,000 per month and currently receives $10,000 per month for services rendered.

(2) Consists of a salary received as President of Focus Systems, Inc.

(26)

Compensation Discussion and Analysis

As indicated in the Summary Compensation Table, the only compensation paid to an officer is the salary and management fee payable to William M. Wright. The total salary and management fee paid to Mr. Wright was $120,000 in fiscal year 2012.

Employment Agreements

We do not have a written employment agreement with any of the Company’s executive officers. Mr. Wright is an independent contractor of the Company.

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

Compensation Committee Interlocks and Insider Participation

As of September 30, 2012, William M. Wright, the sole paid independent contractor of the Company, also is a director of the Company, and participates in determining the amount of his compensation.

Compensation Committee Report

The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis provided above with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The current members of the Board of Directors are:

William M. Wright

Duane Spader

(27)

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended September 30, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)	(b)
William M. Wright	2012	$0	$0	$0	$0	$0	$0	$0
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Tracy D. Bushnell	2012	$0	$0	$0	$0	$0	$0	$0
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

 (1) Mr. Bushnell resigned as a Director of the Company on December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 11, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock		Percentage of Ownership of Common Stock(4)

William M. Wright(1)	Executive Vice-President, Chief Financial Officer, Director	27,250,000	(2)	3.52%

Tracy D. Bushnell(1)(5)	Director	25,000,000		3.23%

Duane Spader (1)(6)	Chief Executive Officer, Chairman	0		0%

Gary E. Ball		88,572,170	(3)	11.44	%(3)

Officers and Directors (2 persons)	-	52,250,000	(2)	6.78%

(1)	The business address for such persons is c/o Aqualiv Technologies, Inc., 4550 NW Newberry Hill Rd, Suite 202, Silverdale, WA 98383.

(2)	Includes 27,250,000 common shares held by Take Flight Equities, Inc., of which William Wright is President.

(3)	Includes the voting rights to 88,572,170 common shares held in escrow due to a default in a promissory note from Take Flight Equities, Inc.

(4)	Based on 774,130,021 shares outstanding as of January 11, 2013.

(5)	Mr. Bushnell resigned as Director of the Company on December 31, 2012 and was issued the common shares subsequent to his resignation.

(6)	Mr. Spader was appointed Chief Executive Officer and Chairman of the Company on December 31, 2012

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

(28)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year ended September 30, 2012, there were no related transactions required to be reported under Item 404 of Regulation S-K.

Director Independence

The common stock of the Company is currently quoted on the OTCQB, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

As of September 30, 2012, the Board determined that the following director is independent under these standards:

Tracy D. Bushnell

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

	2012	2011

Audit Fees	$19,200	$19,200
Audit-Related Fees	$—	$20,500
Tax Fees	$—	$—
All Other Fees	$14,252	$3,000
TOTAL	$33,452	$42,700

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

(29)

PART IV

AQUALIV TECHNOLOGIES, INC.

SEPTEMBER 30, 2012 FINANCIAL STATEMENTS

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL   33324

Tel:   954-424-2345

Fax:  954-424-2230

NC Office

19720 Jetton Road, 3rd Floor Cornelius,

NC   28031

Tel:  704-892-8733

Fax:  704-892-6487

To the Board of Directors and Stockholders of

AquaLiv Technologies, Inc.

We have audited the accompanying consolidated balance sheets of AquaLiv Technologies, Inc. and its wholly owned subsidiaries (“The Company”) as of September 30, 2012 and 2011, and the consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaLiv Technologies, Inc. and its wholly owned subsidiaries as of September 30, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, C.P.A.’s

Bongiovanni & Associates, C.P.A.’s

Cornelius, North Carolina

January 13, 2013

AQUALIV TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2012	September 30, 2011

CURRENT ASSETS:
Cash	$7,519	$3,732
Accounts receivable	1,855	1,968

Total Current Assets	9,374	5,700

PROPERTY AND EQUIPMENT, net	22,987	8,427

INVENTORY	1,156	723

TOTAL ASSETS	$33,517	$14,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$128,145	$107,438
Credit cards payable	—	17,187
Notes payable	314,525	189,179
Accrued interest payable	19,166	—
Convertible note, net of discount of $2,444	8,556	—
Derivative liability	18,963	111,111
Other liabilities	6,721	20,746

Total Current Liabilities	496,076	445,661

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000
shares authorized,
923,618 and 911,618 shares issued and	924	912
outstanding, respectively
Common stock, $0.001 par value, 1,000,000,000
shares authorized,
562,096,927 and 291,617,428 shares issued and	562,096	291,617
outstanding, respectively
Additional paid in capital	2,259,065	1,907,365
Retained (deficit)	(3,235,468)	(2,612,390)
Noncontrolling interest	(49,176)	(18,315)

Total Stockholders' (Deficit)	(462,559)	(430,811)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$33,517	$14,850

AQUALIV TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended September 30,

	2012		2011

REVENUES:

Sales		$449,626		$446,053
Service		29,904		44,085
Royalty		—		100,000

Total Revenues		479,529		590,138

COST OF GOODS SOLD		(123,173)		(193,430)

GROSS PROFIT		356,356		396,708

OPERATING EXPENSES:
Bad Debt		—		4,289
Consulting fees		35,810		60,819
Management fees		120,000		105,900
Payroll expense		172,861		127,455
Professional fees		180,501		88,683
Research and development		1,213		9,936
Travel, meals, and entertainment		18,769		20,333
Loss on goodwill impairment, AquaLiv		—		315,484
Other general and administrative		254,384		287,412

Total Operating Expenses		783,537		1,020,310

LOSS FROM OPERATIONS		(427,181)		(623,602)

OTHER INCOME (EXPENSE):
Recapture of loss on impairment of
note receivable		—		19,400
Gain on distribution of IAI, net		—		74,353
Loss on derivative liability		(68,904)		(61,111)
Interest expense		(157,854)		(15,290)

NET (LOSS) BEFORE INCOME TAX PROVISION		(653,939)		(606,250)

PROVISION FOR INCOME TAXES		—		—

CONSOLIDATED NET (LOSS)		(653,939)		(606,250)

Add: Net loss attributable to noncontrolling interest, AquaLiv, Inc.		30,860		41,956

NET (LOSS) ATTRIBUTABLE TO COMPANY		$(623,079)		$(564,294)

BASIC AND DILUTED NET (LOSS) PER SHARE	$	*	$	*

WEIGHTED AVERAGE SHARES
OUTSTANDING		428,938,761		228,052,093

*= less than $.01.

AQUALIV TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(623,079)	$(564,294)
Adjustments to reconcile net loss to net cash
provided by
(used in) operating activities:
Noncontrolling interest in income (loss) of consolidated subsidiary	(30,860)	(41,956)
Depreciation	5,704	3,446
Amount reserved due to doubtful accounts	—	4,289
Recapture on impairment of note receivable	—	(19,400)
Issuance of stock for services received	52,500	5,000
Loss on goodwill impairment, Aqualiv	—	315,484
Loss on derivative liability	68,904	61,111
Authorization of debt discount	131,945	—
Gain on distribution of IAI, net of intercompany transfers	—	(18,298)
Net (increase) decrease in operating assets:
Accounts receivable	112	14,040
Net changes in inventory	(433)	—
Net increase (decrease) in operating liabilities:
Accounts payable	20,707	6,925
Credit cards payable	(17,187)	(29,075)
Other liabilities	(14,025)	(15,853)

Net Cash (Used in) Operating Activities	(405,711)	(278,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(20,264)	(6,873)

Net Cash (Used in) Investing Activities	(20,264)	(6,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	331,562	105,988
Payments for notes payable	(14,300)	(22,250)
Proceeds of capital stock issuance	112,500	204,414

Net Cash Provided by Financing Activities	429,762	288,152

NET INCREASE IN CASH	3,787	2,698

CASH AT BEGINNING OF PERIOD	3,732	1,034

CASH AT END OF PERIOD	$7,519	$3,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable,	$211,750	$85,350
accrued interest, and derivative liability
Issuance of preferred stock for acquisition	$—	$400,000

AQUALIV TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' (DEFICIT)

	Preferred Stock		Common Stock
					Additional			Total
					paid in	Retained	Noncontrolling	Stockholders
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	(Deficit)

BALANCES,
September 30, 2010	285,618	$286	187,243,870	$187,244	$1,414,898	$(2,024,455)	$—	$(422,027)

Issuance of common stock to
repay debt	—	—	100,623,558	100,623	(15,273)	—	—	85,350

Issuance of preferre stock
for 50% purchase of AquaLiv,
Inc.	400,000	400	—	—	399,600	(23,641)	23,641	400,000

Issuance of common stock	—	—	3,750,000	3,750	20,250	—		24,000

Preferred stock returned for
common stock	(24,000)	(24)	—	—	(23,976)	—		(24,000)

Issuance of preferred stock
for cash	240,000	240	—	—	119,760	—		120,000

Issuance of preferred stock
for sevices	10,000	10	—	—	4,990	—		5,000

Distribution of IAI assets,
net	—	—	—	—	(18,298)	—		(18,298)

Other capital contribution	—	—	—	—	5,414	—		5,414

Net Loss for
the year ended
September 30, 2011	—	—	—	—	—	(564,294)	(41,956)	(606,250)

BALANCES,
September 30, 2011	911,618	$912	291,617,428	$291,617	$1,907,365	$(2,612,390)	$(18,315)	$(430,811)

Issuance of common stock to
repay debt	—	—	238,923,151	238,923	(27,173)	—	—	211,750

Adjustment to derivative liability for value of conversions	—	—	—	—	245,441	—	—	245,441

Issuance of common stock
for cash	—	—	10,250,000	10,250	62,250	—		72,500

Issuance of common stock
for professional services	—	—	11,626,985	11,627	40,873	—		52,500

Preferred stock returned for
common stock	(68,000)	(68)	9,679,363	9,679	(9,611)	—		—

Issuance of preferred stock
for cash	80,000	80	—	—	39,920	—		40,000

Net Loss for
the year ended
September 30, 2012	—	—	—	—	—	(623,079)	(30,861)	(653,939)

BALANCES,
September 30, 2012	923,618	$924	562,096,927	$562,096	$2,259,065	$(3,235,468)	$(49,176)	$(462,559)

AQUALIV TECHNOLOGIES, INC.

AND ITS’ SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AquaLiv Technologies, Inc. (the “Company") is a corporation incorporated under the laws of the State of Nevada on April 11, 2006, originally under the name of Infrared Systems International, as a wholly-owned subsidiary of China SXAN Biotech, Inc. (formerly Advance Technologies, Inc.) ("CSBI"). CSBI was organized under the laws of the State of Delaware on June 16, 1969. In July 2007, CSBI transferred the needs a space before “as” assets, liabilities, and operations of its technology licensing business to the Company. Because CSBI's operations are considered to be the Company's predecessor business, the consolidated financial statements include CSBI's operations from the inception of the business. In December 2008, the Company completed its spin-off by dividend to stockholders of CSBI.

In March 2010, the Company transferred the assets, liabilities, and operations of its technology licensing business to a wholly-owned subsidiary, Infrared Applications, Inc (“IAI”).  IAI was incorporated under the laws of the State of Texas on March 26, 2010. On April 14, 2010, the Company sold a majority interest in its common stock to Take Flight Equities, Inc. (“TFE”), a corporation incorporated under the laws of the State of Washington, and control of the Company was transferred to William Wright, its current CEO. Under the terms of the agreement, IAI continued to operate as a wholly-owned subsidiary until June 22, 2011, when IAI was distributed to the Gary Ball, the companies former CEO, under a Management and Distribution Agreement dated March 24, 2010.

Also in April 2010, the Company acquired 100% of the outstanding common stock of Focus Systems, Inc. (“Focus”), a corporation incorporated under the laws of the State of Washington on August 8, 2007, from ProPalms, Inc. (“ProPalms”), for 3,000,000 shares of common stock, 250,000 shares of preferred stock, and the assumption of $283,639 in liabilities.  Focus is operated as a wholly-owned subsidiary of the Company. In addition to this agreement, the Company agreed to issue ProPalms 500,000 preferred shares for an Investment Receivable of $250,000. Under the terms of the agreement, ProPalms was to make the investment over the course of 4 months or return the unvested stock within 1 year.  Over the course of the 4 months, ProPalms invested $17,809.  ProPalms returned the unvested portion of the stock (amounting to 464,382 preferred shares) and the Company has accounted for it on its Change in Stockholders’ Deficit.  On May 14, 2010, the Company completed a 10:1 forward split of its common stock.

On December 16, 2010, the Company purchased a 50% interest in AquaLiv, Inc. from Craig Hoffman for $400,000 paid in the form of 400,000 shares of preferred stock valued at $1.00 per share. We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 46R) that AquaLiv, Inc. is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, Inc. and we are required to consolidate its financials accordingly. The remaining 50% non-controlling interest is owned by Craig Hoffman, AquaLiv, Inc’s President and CEO. AquaLiv, Inc. is a life sciences research and development company creating novel products for numerous industries. The company's technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv, Inc. is providing innovative, ingredient-free solutions to the world's largest problems.

On June 22, 2011, in accordance with Management and Distribution Agreement (“Agreement”), dated March 24, 2010, we completed the distribution of substantially all of the assets of IAI. All of the outstanding stock of IAI has been transferred to Gary Ball (“Ball”) in accordance with the Agreement. Subsequent to this event, Ball shall be responsible to make, if any, a Subsidiary Stock Distribution to the Company’s shareholders of record as of March 23, 2010, upon the earlier of the foregoing occurrence: (i) the net proceeds from the sale of substantially all of the assets of IAI or (ii) Ball elects to make a Subsidiary Stock Distribution. Any cost incurred in connection with a Subsidiary Distribution shall be the responsibility of Ball. There is no certainty as to when or if a Subsidiary Stock Distribution will occur.

On September 6, 2011, the Company filed its Articles of Amendment with the State of Nevada to effect a name change to AquaLiv Technologies, Inc. and to increase its authorized common shares to 1,000,000,000. FINRA declared the corporate action effective on September 19, 2011. The name change was effected to more closely align the name with the future direction of the company.

Nature of Operations - The Company’s subsidiary, AquaLiv, Inc., is a life sciences research and development company based in Seattle, Washington. The company’s technology taps into a previously undiscovered natural phenomenon that gives us significant competitive advantages in the industries of agriculture and medicine. This technology represents an entirely new way to affect the health and behavior of plants and animals, including human beings. . The Company’s wholly-owned subsidiary, Focus, provides remote desktop and cloud computing solutions to small businesses.  Additionally, Focus provides Voice over Internet Protocol (VoIP) phone solutions to small businesses and can deliver the service to households as well.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Accounts Receivable - The Company records accounts receivable at cost less allowance for doubtful accounts. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  Management has estimated that $0 is necessary for doubtful accounts after reviewing the accounts receivable at September 30, 2012.

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

Revenue Recognition - The Company's revenue is derived through its subsidiaries. AquaLiv, Inc.’s revenue comes primarily from the sales of AquaLiv Water Systems and Infotone Hydrafting Mist. The products are sold though the subsidiary’s website portal, www.aqualiv.com. Revenue is derived from AquaLiv, Inc. from several smaller purchases ranging from $35 to $1,695. Revenue derived from Focus comes from several smaller accounts and is billed on a monthly basis.  The monthly billing for these accounts range from $72 to $1,087. IAI’s revenue came from royalties derived through licensing its technology to a single customer. The licensing agreement allowed the customer exclusively to use the subsidiary’s technology in aircraft systems manufactured by the customer in exchange for a royalty fee for each system that includes the Company's technology sold by the customer for commercial sales. The royalty fee was payable quarterly and amounts to $800 per aircraft system. As of June 22, 2011, royalty revenue has been discontinued along with the distribution of the IAI assets per the Management and Distribution Agreement.

Research and Development - The Company expenses research and development costs as incurred.

Income taxes - The Company adopts the ASC Topic 740, “ Income Taxes ” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Comprehensive income - The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income” (formerly SFAS No. 130, “Reporting Comprehensive income”, which establishes standards for reporting and display of comprehensive income, and its components in the consolidated financial statements. Components of comprehensive income include net income and foreign currency translation adjustments. The Company has presented consolidated statements of income which includes other comprehensive income or loss.

Fair value of financial instruments - The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2012 and 2011 , nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended September 30, 2012 and 2011.

Commitments and contingencies - Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, if applicable, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements - The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”)  issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

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

Basis of presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated.

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

Impairment of long-lived assets - The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification 360 “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. Impairments of these types of assets were recognized during the years ended September 30, 2011 and 2010.

Loss per share - The Company reports loss per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share” (formerly SFAS 128, “Earnings per Share”). This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2012, the Company had a retained deficit of $3,235,468 and current liabilities in excess of current assets by $462,559. During the year ended September 30, 2012, the Company incurred a net loss of $623,079 and negative cash flows from operations of $405,711. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs, and achieve profitable operations. In this regard, our ability to continue as a going concern has caused the board of directors (the “Board”) to continue investigating merger and acquisition opportunities.  We will look to further diversify our holdings and sources of cash flow. Should the Company's financial resources prove inadequate to meet the Company's needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock. There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

Revenues - Service – The Company, through its wholly owned subsidiary, Focus, received $1,303 in service revenues from parties related to our CEO during the fiscal year ended September 30, 2011. The revenue was booked at the same rate as that of non-affiliated customers.

Management compensation - During the years ended September 30, 2012 and 2011, respectively, the Company paid management fees of $120,000 and $105,900 to its officers.

Consulting - During the years ended September 30, 2012 and 2011, respectively, the Company paid $10,462 and $30,000 for consulting services to officers and directors or entities related to or under the control of an officer or director of the Company.

Credit cards payable – During the years ended September 30, 2012 and 2011, the Company’s current and former officers extended credit to the Company and/or its subsidiaries in the form of personal credit card usage in the amount of $19,367 and $17,187, respectively, of which $17,187 was unpaid at September 30, 2011.

Notes payable – During the fiscal year ended September 30, 2012 and 2011, a company closely held by an officer of the company, loaned the Company $28,456 and $23,388, respectively. The loan is due on demand and carries no interest.  Imputed interest is included in the accompanying Consolidated Statements of Operations.

NOTE 4 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	September 30, 2012	September 30, 2011

Optical equipment	5 years	$ 39,386	$ 39,386
Office equipment	3 - 10 years	28,495	8,231
Computers and peripherals	5 years	16,000	16,000
Furniture and fixtures	5 years	6,873	6,873
		90,754	70,490
Less accumulated depreciation		(67,767)	(62,063)

Net property and equipment		$ 22,987	$ 8,427

Depreciation expense for the years ended September 30, 2012and 2011 was $5,704 and $2,800, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

AquaLiv, Inc. Acquisition

September 30, 2011

Acquisition value

Preferred shares (per contract)	$400,000
Total Acquisition value	$400,000

Valuation classification
Physical assets	$5,516
Cash	79,000

Goodwill	315,484
Impairment of Goodwill	(315,484)
Goodwill, net	—

Net value	$84,516

We have concluded, pursuant to the guidance in FASB ASC 810-10-25-38 (previously FIN 4R) that AquaLiv, Inc. is a Variable Interest Entity, that we are the primary beneficiary with a controlling financial interest in AquaLiv, Inc. and we are required to consolidate its financials accordingly. Additionally, the acquisition was recorded at its fair market value in that the cash, computer equipment, and inventory were recorded at their fair market value on the date of the acquisition. Impairment of goodwill from the date of acquisition was written off to its net realizable value in the accompanying statements of operations.

NOTE 6 – INVENTORY

Inventories are comprised of the following amounts at the respective dates:

	September 30, 2012	September 30, 2011

Raw materials	$5,201	$4,340
Work in process	1,734	1,447
Finished goods	4,623	3,858
Provision for inventory liquidations	(10,403)	(8,921)
Inventory - end of period	$1,156	$723

NOTE 7 - NOTES PAYABLE AND DERIVATIVE LIABILITY

At fiscal year ended September 30, 2012, the Company had notes payable in the amount of $343,224, compared to $189,179, in the prior fiscal year. The notes included a note payable to an unaffiliated party in the amount of $93,769, which is not secured by collateral of the Company, carries accrued interest of 6%and is due on demand by the holder. The second note payable is to an affiliated company of our former President in the amount of $28,456, is not secured by collateral of the company, carries no interest, and is due on demand by the holder.

A third note payable was issued to an unaffiliated party on February 27, 2012 in the aggregate amount of $58,000. As of September 30, 2012, $11,000 remained outstanding on the principle amount of the note. The note carries an interest rate of 8%, is not secured by collateral of the company, and has a maturity date of November 29, 2012. The note has conversion rights beginning after month six (6). The variable conversion price is 58% of the market price, which is calculated by the average three (3) lowest closing bid prices as quoted on the applicable trading market (the “OTCBB”) during the previous ten (10) trading days. The note holder may not own any more than 4.99% of the company’s outstanding common stock. The Company recognizes the conversion option of the note (an embedded derivative) as a derivative liability.

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

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.29% to 0.30%, grant dates at 8/1/2011, 10/6/2011 and 9/30/2012, the term of convertible note, conversion prices is 55% and 58% of stock bid price at date of note conversion, current stock prices on the measurement date ranging from $0.0013 to $0.0070, and the computed measure of the Company’s stock volatility, ranging from 1,839.96% to 2,342.87%.

Included in the September 30, 2012 financial statements is a derivative liability in the amount of $18,963 to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended September 30, 2012 and 2011 are $68,907 in change of fair value of derivative and $131,945 of debt discount amortization in non-cash charges pertaining to the derivative liability as it pertains to the gain on derivative liability and debt discount, respectively.

Loss on goodwill impairment

	September 30, 2012	September 30, 2011

Loss on goodwill impairment, AquaLiv	$ --	$ 315,484
_________
Net loss on impairments	$ --	$ 315,484

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

In October 2011 the Company issued 14,500,000 shares of Common stock to repay $7,250 in debt.

In November 2011 the Company issued 15,000,000 shares of Common stock to repay $7,500 in debt.

In December 2011 the Company issued 5,000,000 shares of Common stock for $20,000 in cash.

In December 2011 the Company issued 16,000,000 shares of Common stock to repay $8,000 in debt.

In January 2012 the Company issued 14,000,000 shares of Common stock to repay $7,000 in debt.

In January 2012 the Company issued 5,250,000 shares of Common stock for $52,500 in cash.

In February 2012 the Company issued 27,823,864 shares of Common stock to repay $50,500 in debt.

In March 2012 the Company issued 22,333,333 shares of Common stock to repay $19,500 in debt.

In March 2012 the Company issued 2,500,000 shares of Common stock to pay for $15,000 in consulting services.

In April 2012 the Company issued 33,711,976 shares of Common stock to repay $47,500 in debt.

In April 2012 the Company issued 9,054,353 shares of Common stock in exchange for 64,000 shares of Preferred stock valued at $64,000.

In May 2012 the Company issued 625,000 shares of Common stock in exchange for 4,000 shares of Preferred stock valued at $4,000.

In May 2012 the Company issued 5,555,556 shares of Common stock as incentive shares in exchange for $25,000 in professional fees.

In May 2012 the Company issued 3,571,429 shares of Common stock as commitment shares in exchange for $12,500 in fees.

In May 2012 the Company issued 11,516,104 shares of Common stock into escrow as part of a financing agreement.

In June 2012 the Company issued 23,000,000 shares of Common stock to repay $11,500 in debt.

In July 2012 the Company issued 20,000,000 shares of Common stock to repay $10,000 in debt.

In August 2012 the Company issued 11,538,462 shares of Common stock to repay $15,500 in debt.

In September 2012 the Company issued 39,469,250 shares of Common stock to repay $32,000 in debt.

NOTE 9 - CONCENTRATIONS

At September 30, 2012, the Company’s accounts receivable total was $1,856, or less than 2% of the Company’s total revenue for the current quarter and less than 1% of the total annual revenue for the fiscal year ended September 30, 2012. Furthermore, no single customer represented more than 1% of the total annual revenue. Therefore, the Company no longer anticipates being dependent on any one or few major customers. The Company does not expect a high level of concentration related to our current products and services.

NOTE 10 - CONTINGENCIES

The Company had no contingencies existing as of September 30, 2012 and 2011.

NOTE 11 - LOSS PER SHARE

The basic loss per share was calculated using the net loss and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the forward stock split.

NOTE 12 - SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of September 30, 2012 and 2011.

NOTE 13 - INCOME TAXES

At September 30, 2012, the Company has federal net operating loss carryovers of approximately $1,795,000 available to offset future taxable income and expiring as follows:

$2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, and $428,000 in 2030, $564,000 in 2031 and $623,000 in 2032. The Company also has a federal contribution carryover of $150 that expires in 2029. At September 30, 2012, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components for the years ended September 30, 2012 and 2011:

	2012	2011

Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Net income tax expense (benefit) charged to operations	$—	$—

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the years ended September 30, 2012 and 2011:

	2012	2011

Loss before income tax provision	$(623,079)	$(564,294)
Expected federal income tax rate	15.0%	15.0%

Expected income tax expense (benefit at statutory rate	$(934,462)	$(84,644)
Tax effect of	-
Meals and entertainment	1,408	—
Change in valuation allowance	92,054	84,644

Net income tax expense (benefit)	$—	$—

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	September 30, 2012	September 30, 2011

Deferred tax assets:
Organization costs	$—	$—
Contribution carryover	—	—
Net operating loss carryovers	269,250	175,800

Total deferred tax assets	$269,250	$175,800

Deferred tax liabilities:
Book basis of patent application	$—	$—
Tax depreciation in excess of book	—	—

Total deferred tax liabilities	$—	$—

Total deferred tax assets	$269,250	$175,800
Total deferred tax liabilities	—	—
Valuation allowance	(269,250)	(175,800)

Net deferred tax asset (liability)	$—	$—

These amounts have been presented in the financial statements as follows:

	September 30, 2012	September 30, 2011

Current deferred tax asset (liability)	$—	$—
Non-current deferred tax asset (liability)	—	—
	$—	$—

NOTE 14 - SUBSEQUENT EVENTS

On November 21, 2012, the Company issued 25,548,888 shares of common stock to Auctus Private Equity Management , Inc. (“Auctus Management”) for $22,994 in commitment fees.

On December 10, 2012, the Company issued at total of 120,000,000 shares of common stock to four (4) non-affiliated parties to pay off $95,182.16 in debt.

On December 28, 2012, the Company recorded the return of 5,555,556 shares of common stock to the treasury from TCA Global Master Fund, LP (“TCA”) in exchange for $25,000 paid in cash for prior commitment fees.

On December 31, 2012, the Company issued 25,000,000 shares of common stock to Trak Management Group, Inc. for $25,000 in consulting services.

On December 31, 2012, the Company issued 15,000,000 shares of common stock for $15,000 in rendered legal services.

On December 31, 2012, the Company issued 5,000,000 shares of common stock to Auctus Management for $4,000 in commitment fees.

On January 8, 2013, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) disclosing that on December 28, 2012, the Company issued a Secured Promissory Note in favor of Mr. Duane Spader in the principal sum of $241,266.67 plus interest at a rate of 6% per annum. The maturity date is December 28, 2013. Proceeds of the note were used to pay off the note held by TCA.

On January 8, 2013, the Company filed a Current Report on Form 8-K with the SEC disclosing that on December 31, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Verity Farms II, Inc., a South Dakota corporation and parent company of Verity Farms, LLC (“Verity”), AquaLiv, Inc. and Focus. Pursuant to the Exchange Agreement, the Company acquired 100% of the authorized and issued shares of Verity in exchange (the “Exchange”) for 4,850,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 (the “Series B Preferred”). As a result of the Exchange and the other transactions contemplated thereunder, Verity is now a wholly-owned subsidiary of the Company and the Company has acquired Verity’s current business operations, including the real estate holdings, and its subsidiaries.

On January 8, 2013, the Company filed a Current Report on Form 8-K with the SEC disclosing that on December 31, 2012, Mr. William M. Wright (“Mr. Wright”) resigned as Chairman and Chief Executive Officer of the Company. Mr. Wright shall remain as Executive Vice President, Chief Financial Officer and a member of the Board.

On January 8, 2013, the Company filed a Current Report on Form 8-K with the SEC disclosing that on December 31, 2012, Mr. Tracy Bushnell resigned from his position as a member of the Board.

On January 8, 2013, the Company filed a Current Report on Form 8-K with the SEC disclosing that on December 31, 2012, Mr. Duane Spader was appointed as the Company’s Chief Executive Officer, President and Chairman of the Board.

On January 8, 2013, the Company filed a Current Report on Form 8-K with the SEC disclosing that on January 7, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate the rights and preferences of Series B Preferred.

On January 8, 2013, the Company filed a Current Report on Form 8-K with the SEC disclosing that effective on the closing date, the Company shall issue 4,850,000 shares of the Company’s Series B Preferred to Verity, which shall carry voting rights equal to approximately 86% of the outstanding shares of the Company’s common stock.

Exhibit No.	Description

2.1	Form of Share Exchange Agreement, dated December 31, 2012, by and among AquaLiv Technologies, Inc., Verity Farms II, Inc., AquaLiv, Inc. and Focus Systems, Inc. (as filed as Exhibit 2.1 to the Company Current Report on Form 8-K, filed with the SEC on January 8, 2013, and incorporated herein by reference)

3.1	Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on November 13, 2007, and incorporated herein by reference)

3.2	Bylaws (as filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on September 2, 2008, and incorporated herein by reference)

3.3	Series B Preferred Stock Certificate of Designation *

10.1	Infrared Systems International 2010 Incentive Compensation Plan (as filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 on July 9, 2010, and incorporated herein by reference)

10.2	Drawdown Equity Financing Agreement, dated April 27, 2012, by and between AquaLiv Technologies, Inc. and Auctus Private Equity Fund, LLC (as filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.3	Registration Rights Agreement, dated April 27, 2012, by and between AquaLiv Technologies, Inc. and Auctus Private Equity Fund, LLC (as filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.4	Acquisition Agreement, dated November 30, 2010, by and among Infrared Systems International, AquaLiv, Inc. and Craig Hoffman, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 20, 2010, and incorporated herein by reference)

10.5	Acquisition Agreement, dated April 19, 2010, by and among Infrared Systems International, Focus Systems, Inc. and Propalms, Inc. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2010, and incorporated herein by reference)

10.6	Share Purchase Agreement, dated March 24, 2010, by and among Infrared Systems International, Take Flight Equities, Inc., Propalms, Inc., William M. Wright III, individually, and Gary E. Ball, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 30, 2010, and incorporated herein by reference)

10.7	Securities Purchase Agreement, dated April 27, 2012, by and between AquaLiv Technologies, Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.8	Senior Secured, Convertible, Redeemable Debenture, dated as of April 27, 2012, issued by AquaLiv Technologies, Inc. in favor of TCA Global Credit Master Fund, LP (as filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.9	Security Agreement, dated April 27, 2012, by and between Focus Systems, Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.10	Security Agreement, dated April 27, 2012, by and between AquaLiv Technologies, Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.11	First Pledge and Escrow Agreement, dated April 27, 2012, by and between AquaLiv Technologies, Inc. and TCA Global Credit Master Fund, LP, with the joinder of David Kahan P.A., as escrow agent (as filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.12	Second Pledge and Escrow Agreement, dated April 27, 2012, by and between AquaLiv Technologies, Inc. and TCA Global Credit Master Fund, LP, with the joinder of David Kahan P.A., as escrow agent (as filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.13	Guaranty Agreement, dated April 27, 2012, made by Focus Systems, Inc. in favor of TCA Global Credit Master Fund, LP (as filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(17)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUALIV TECHNOLOGIES, INC.

Date: January 14, 2013	By:	/s/ Duane Spader
Name: Duane Spader
Title: Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2013	By:	/s/ William M. Wright
Name: William M. Wright
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Duane Spader	Chief Executive Officer, Chairman	January 14, 2013
Duane Spader

/s/ William M. Wright	Chief Financial Officer, Director	January 14, 2013
William M. Wright