Form 10-Q
period 2012-12-31
AQUALIV TECHNOLOGIES, INC.
filed 2013-02-14
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

As of February 14, 2013, there were 768,574,465 shares outstanding of the registrant’s common stock.

(1)

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUALIV TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2012	2012
	(unaudited)

CURRENT ASSETS:
Cash	$231,893	$7,519
Accounts receivable	94,369	1,856

Total Current Assets	326,262	9,374

PROPERTY AND EQUIPMENT, net	3,749,047	22,987

INVENTORY	556,982	1,156

NOTES RECEIVABLE	96,756	—

TOTAL ASSETS	$4,729,047	$33,517

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$213,790	$128,145
Credit cards payable	12,974	—
Customer deposits	207,238	—
Notes payable	2,540,223	314,525
Real estate loans, current portion	379,699	—
Accrued interest payable	—	19,166
Convertible note, net of discount	—	8,556
Derivative liability	—	18,963
Other liabilities	84,709	6,721

Total Current Liabilities	3,438,633	496,076

LONG TERM LIABILITIES:
Real estate loans, net current portion	2,798,801	0

Total Liabilities	6,237,434	496,076

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value,
50,000,000 shares authorized, 5,773,618 and
923,618 shares issued and outstanding, respectively
Series A Preferred	914	914
Series B Preferred	4,850	—
Series C Preferred	10	10
Common stock, $0.001 par value, 1,000,000,000
shares authorized, 768,574,465 and
562,096,927 shares issued and outstanding,
respectively	768,573	562,096
Capital in excess of par value	7,066,220	2,259,065
Retained earnings (Deficit)	(9,253,073)	(3,235,468)
Noncontrolling interest	(95,881)	(49,176)

Total Stockholders' (Deficit)	(1,508,387)	(462,559)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,729,047	$33,517

(3)

AQUALIV TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011 (Unaudited)

	December 31, 2012	December 31, 2011

REVENUES:
Sales	$94,199	$129,184
Service	1,922	10,536

Total Revenues	96,121	139,720

COST OF GOODS SOLD	12,654	33,671

GROSS PROFIT	83,468	106,049

OPERATING EXPENSES:
Consulting fees	170,500	10,830
Management fees	21,140	30,000
Payroll expense	37,999	43,785
Professional fees	56,559	12,082
Research and development	31	918
Travel, meals, and entertainment	584	5,174
Loss on goodwill impairment, Verity Farms	5,790,922	—
Other general and administrative	60,043	70,482

Total Operating Expenses	6,137,777	173,271

LOSS FROM OPERATIONS	(6,054,309)	(67,222)

OTHER INCOME (EXPENSE):
Interest expense	(10,000)	(21,469)

LOSS BEFORE INCOME TAX PROVISION	(6,064,310)	(88,690)

PROVISION FOR INCOME TAXES	—	—

CONSOLIDATED NET LOSS	(6,064,310)	(88,690)

Net loss (income) attributable to non-controlling
interest, AquaLiv	46,705	10,146

NET LOSS ATTRIBUTABLE TO COMPANY	$(6,017,605)	$(78,544)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)
FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	622,929,180	342,117,428

(4)

AQUALIV TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011 (UNAUDITED)

	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,017,605)	$(78,544)
Adjustments to reconcile net loss to net cash by
operating activities:
Noncontrolling interest in income of consolidated subsidiary	(46,705)	(10,146)
Depreciation	1,325	700
Issuance of stock for services received	66,994	—
Loss on goodwill impairment, Verity Farms	5,790,922	—
Loss on derivative liability	—	16,667
Net (increase) decrease in operating assets:
Accounts receivable	(92,514)	(170)
Inventory	(555,826)	(41)
Notes receivable	(96,756)	—
Net increase (decrease) in operating liabilities:
Accounts payable	85,645	2,735
Credit cards payable	12,974	656
Customer deposits	207,238	—
Other liabilities	77,988	(12,078)

Net Cash Provided (Used) by Operating Activities	(566,320)	(80,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment, Verity acquisition	(4,850,000)	—

Net Cash Provided (Used) by Investing Activities	(4,850,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	5,690,267	35,000
Payments for notes	(277,047)	(3,216)
Proceeds of capital stock issuance	227,474	76,750

Net Cash Provided by Financing Activities	5,640,693	108,534

NET INCREASE (DECREASE) IN CASH	224,374	28,313

CASH AT BEGINNING OF PERIOD	7,519	3,732

CASH AT END OF PERIOD	$231,893	$32,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable, derivative liability,
and accrued interest	$126,488	$16,750
Issuance of preferred stock for acquisition	$4,850,000	$—

(5)

AQUALIV TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF DECEMBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission’s (the “SEC”) Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements. The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2012, the Company had a retained deficit of $9,253,073 and current liabilities in excess of current assets by $1,508,387.  During the three months ended December 31, 2012, the Company incurred a net loss of $6,017,605 and negative cash flows from operations of $566,320. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs and achieve profitable operations.  In this regard, Company’s management is focused on the development and expansion of the Company’s technology, including water filtration and purification, bioinformation and life sciences, the deployment of its technology platform in the agricultural and medical fields, and the licensing of patents, as well as exploring strategic acquisitions in the technology field. Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock. There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended December 31, 2012, the Company’s officers, either personally or through companies in their control, extended an additional use of credit in the amounts of $19,867.38, $635,000, and $10,000 for total outstanding loans of $28,955, $1,985,000, $241,667, $150,000, and $50,000, respectively. The credit carries an interest rate of 6.0%. Additionally, there are two real estate notes payable to companies under the control of an officer of the Company in the amounts of $2,400,000 and $500,000. The real estate credit carries an interest rate of 6%.

Management Compensation - During the three months ended December 31, 2012 and 2011, respectively, the Company paid or accrued salary and management fees of $21,140 and $30,000 to its officers.

(6)

NOTE 4 – PROPERTY AND EQUIPMENT

Estimated Useful Lives		December 31, 2012

Equipment	3 – 10 years	$403,970
Computers and peripherals	5 years	16,000
Furniture and fixtures	5 years	198,169
Land	- years	2,400,000
Warehouses	28 years	800,000

Total property and equipment		3,818,139
Less accumulated depreciation		(69,092)

Net property and equipment		$3,749,047

Depreciation expense for the three months ended December 31, 2012 and 2011 was $1,325 and $2,100, respectively.

Land valued at $2,400,000 as of December 31, 2012, includes a 240 acre parcel located in Sioux Falls, South Dakota. The Company acquired the land for the purposes of a future corporate campus and to create buffered test plots for our various farming operations. The property was originally acquired from our President at an appraised value of $9,963 per acre.

Warehouses include two properties whose total value is $800,000 as of December 31, 2012. The first property is located in Pelham, Georgia, includes 16 acres, a 16,748 square foot building and is being used as a distribution center. The property was acquired from our President for $500,000. Prior to the acquisition, the property was appraised for $469,000 and received improvements totaling $110,000 since its original purchase. The second warehouse, also being used as a distribution center, is located in Orange City, Iowa. The property was acquired from a third party for $300,000 and has a 6,600 square foot building on 20 acres of land.

NOTE 5 – VERITY FARMS ACQUISITION

December 31, 2012

Acquisition value

Capital in excess of par	$4,845,150
Preferred shares – 4,850,000 Series B	4,850
Assumed liabilities	5,635,823
Total Acquisition value	$10,485,823

Valuation classification
Cash	$227,474
Accounts receivable	94,290
Inventory	548,997
Notes receivable	96,756
Land	2,400,000
Warehouses	800,000
Equipment	336,089
Other assets	191,296

Goodwill	5,790,922
Impairment of Goodwill	(5,790,922)
Goodwill, net	—

Net value	$4,694,901

The Company recorded the acquisition at its fair market value in that the cash, accounts receivable, inventory, notes receivable, land, warehouses, equipment and other miscellaneous assets were recorded at their fair market value on the date of the acquisition. Impairment of goodwill from the date of acquisition was written off to its net realizable value in the accompanying statements of operations.

(7)

NOTE 6 – INVENTORY

December 31, 2012

Inventory - beginning of period	$1,156
Change in inventory	555,826

Inventory - end of period	$556,982

NOTE 7 – NOTES PAYABLE

At fiscal quarter ended December 31, 2012, the Company had notes payable in the amount of $5,718,723, compared to $221,329 in the prior fiscal quarter ended December 31, 2011. The notes included a note payable to an affiliated company of one of our officers in the amount of $28,955, which is not secured by collateral of the Company, carries accrued interest of 6% and is due on demand by the holder. The second note payable is to our President in the amount of $241,266.67, is secured by the Company’s ownership in AquaLiv, Inc., carries accrued interest of 6% and is due on December 28, 2013. A third note payable is to our President in the amount of $1,985,000 is unsecured, carries an interest rate of 6% and is due on demand. A fourth note payable is to our President in the amount of $50,000, is unsecured, carries an interest rate of 6% and is due on demand. A fifth note payable is to our President in the amount of $150,000, is unsecured, carries an interest rate of 6% and is due on demand. A sixth note payable is to a company under the control of our President in the amount of $85,000, is unsecured, carries an interest rate of 6% and is due on demand. A seventh note payable is to a company under the control of our President in the amount of $500,000, is secured by real estate, carries an interest rate of 6% and is due in September 2017. A eighth note payable is to a company under the control of our President in the amount of $2,400,000, is secured by real estate, carries an interest rate of 6% and is due in September 2018. An ninth note payable is to an unaffiliated party in the amount of $278,500, is secured by real estate, carries an interest rate of 6% and is due in January 2015.

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

On January 11, 2013, the Company entered into a termination agreement (the “Termination Agreement”) by and between the Company and Auctus, pursuant to which the Company and Auctus agreed to terminate the Equity Agreement and Registration Rights Agreement.

(8)

NOTE 8 – SHAREHOLDERS’ EQUITY

On November 11, 2012, the Company issued 25,548,889 shares of common stock to Auctus Private Equity Management, Inc. (“Auctus”) as commitment shares valued at $22,994 pursuant to the Equity Agreement.

On December 10, 2012, the Company issued 120,000,000 shares of common stock to four shareholders to retire a total of $95,182.16 in debt and accrued interest.

On December 28, 2012, the Company returned 5,555,556 shares of common stock to treasury from TCA Global Credit Master Fund, LP originally issued as incentive shares valued at $25,000 pursuant to a securities purchase agreement.

On December 31, 2012, the Company issued 25,000,000 shares of common stock to Trak Management Group, Inc. as compensation for consultation services valued at $25,000.

On December 31, 2012, the Company issued 15,000,000 shares of common stock as compensation for rendered professional services valued at $15,000.

On December 31, 2012, the Company issued 5,000,000 shares of common stock to Auctus as commitment shares valued at $4,000 pursuant to the Equity Agreement.

On December 31, 2012, the Company issued 4,850,000 shares of Series B Convertible Preferred Stock to Verity Farms II, Inc. valued at $4,850,000 pursuant to a share exchange agreement.

NOTE 9 - CONCENTRATIONS

At December 31, 2012, 36% of the Company’s accounts receivable was due from a single customer. During the three months ended December 31, 2012, 58% of the Company’s service revenue was generated from a single customer, and less than 2% of sales revenue was generated from a single customer. Compared to total revenue, less than 3% was generated from a single customer during the three months ended December 31, 2012, compared to the three months ended December 31, 2011, where 2% of the Company’s revenues were generated from a single customer.

(9)

NOTE 10 – INCOME TAXES

At December 31, 2012, the Company has federal net operating loss carryovers of approximately $1,795,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, $428,000 in 2030, $564,000 in 2031, and $623,000 in 2032. The Company also has a federal contribution carryover of $150 that expires in 2029. At December 31, 2012, the Company had experienced losses since inception and had not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets. The income tax provision consists of the following components for the three months ended December 31, 2012 and 2011:

	2012	2011
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—
Net income tax expense (benefit) charged to operations	$—	$—

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the three months ended December 31, 2012 and 2011:

	2012	2011
Loss before income tax provision	$(6,064,310)	$(88,690)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(909,646)	$(13,304)
Tax effect of:
Meals and entertainment	88	91
Change in valuation allowance	909,559	13,213
Net income tax expense (benefit)	$—	$—

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2012
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

NOTE 11 – SUBSEQUENT EVENTS

On January 11, 2013, the Company entered into a termination agreement (the “Termination Agreement”) by and between the Company and Auctus, pursuant to which the Company and Auctus agreed to terminate the Equity Agreement and Registration Rights Agreement.

(10)

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

Overview

The Company is the parent of Verity Farms II, Inc. (“Verity Farms II”), AquaLiv, Inc., and Focus Systems, Inc. (“Focus Systems”). Verity Farms II is dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. AquaLiv, Inc.’s technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, AquaLiv, Inc. is providing innovative, ingredient-free solutions to the world's largest problems. The company’s platform technology influences biological processes naturally and without chemical interaction. To date, AquaLiv, Inc. has released products in the industries of water treatment, skincare, and agriculture. The company is primarily known for the AquaLiv Water System product which also produces the majority of the Company’s revenue. Focus Systems is a technology company providing customers with remote desktop services and Voice over Internet Protocol (VoIP) phone services. Focus Systems maintains servers that house data and applications that its customers can access remotely without the need for the customers to maintain a server. The company’s VoIP service utilizes the internet for phone service rather than through a traditional telecommunications company.

Verity Farms II, Inc.

On December 31, 2012, the Company entered into that certain share exchange agreement (the “Share Exchange Agremeent”) by and among the Company, Verity Farms II, AquaLiv, Inc., and Focus Systems, pursuant to which the Company acquired 100% of the outstanding stock of Verity Farms II. Verity Farms II is dedicated to providing consumers with safe, high quality and nutritious food sources through sustainable crop and livestock production. Verity Farms II has built the foundation for expansion that is diversified into three distinct, yet interlinked, divisions operating six business units. The three divisions: Soil Preservation, Verity Water Systems and Consumer Products. Soil Preservation consists of Verity Farms and Verity Turf; Verity Water Systems comprises its own division; and, Consumer Products will consist of Verity Meats, Verity Produce and Verity Grains. The common goal within each business unit of Verity Farms II is to decrease chemical dependency, diminish the need for genetic modification, preserve the family farm, and ultimately, provide a nutritious, high-quality food source to consumers. Revenues generated from Verity Farms II’s products for the three months ended December 31, 2012 were $0, due to the closing of the transaction occurring on the last day of the quarter and no revenue being recognized on that date.

(11)

Verity Farms

Since the 1970’s, farmers associated with Verity Farms II and its subsidiaries and predecessors have dedicated their farming practices to healthy soil and crop production based upon natural practices and limited chemical usage. Since June 2011, substantial resources of people and facilities have been applied to build the organizational model to expand those efforts into an effective and efficient growth of natural healthy food products.

Verity Turf

Verity Farms II has developed an environmentally friendly Organic Materials Review Institute (“ORMI”) approved fertilizer to provide a natural, weed-free lawn that is safe to use and good for the environment. This product is people and pet friendly. It nurtures your grass by enhancing the natural biology of your soil.

Verity Water Systems

Verity Water Systems units are maintenance-free products designed to be used directly in water lines to both revitalize the water at the molecular level and to increase water’s energy-carrying capability. Different models are designed according to the water capacity needed either for personal or commercial usage.  Water unit prices run from $200 to $5000 each depending on the application.  Some of the potential benefits of Verity Water Systems include:  healthier livestock and poultry through improved hydration, oxygenation and energy; plants require less water; increase in nutrient content of seed crops and produce; plants withstand extremes in hot and freezing temperatures better; significantly increased bio-availability of nutrients; longer shelf life of agricultural produce and cut flowers; decreased seed germination time; greatly improved aerobic bacterial activity; significantly reduced anaerobic bacteria; eliminates mineral deposits like calcium, iron & aragonite; reduced bio-availability of pollutants and toxins; and increased life span of water valves, pipes, hot water heaters, swamp-coolers and humidifiers.

Verity Meats

Verity Meats is proud to offer all-natural meat products born & raised with pride by American Family Farmers. Working with only a core group of dedicated livestock producers throughout South Dakota, Minnesota and Iowa, Verity Farms II was able to tailor production protocols directly to end-product needs. By knowing the importance of using quality inputs for quality results, our producers follow a program that utilizes the best of animal nutrition, health, technology, and economics along with many years of practical knowledge and scientific principles. Verity Family Farmers follow defined protocols for the production of their grain. The protocols require proper preparation of the ground. Following up to three years of conditioning and cleansing of the soil, the soil is tested and must be free of more than 250 chemical residues. The grain used to feed the livestock must pass the same test before qualifying as feed for Verity livestock. The result is the highest quality meats available – raised for Verity Farms II’s customer’s total eating enjoyment and health.

Verity Grains

Verity Grain comes from the harvest of Verity Farms Crops. These grains originate from only non-GMO seeds which are raised on soil which has tested below detectable limits for 250 known carcinogens and chemicals residues (test performed by independent labs using FDA and EPA test methods/guidelines). Following harvest, these grains are again tested for the 250 know carcinogens and chemical residues. Those grains which test free from those carcinogens and chemicals are then Verity Farms II certified to be fed to livestock and sold for consumption.

Verity Produce

Verity Produce is the newest, and could become one of the most crucial components of Verity Farms II.  Verity Produce consists of fruits and vegetables which are raised for human consumption. Verity Produce has been patterned after the Verity Farms crop production program, utilizing the same concept of creating a healthy, balanced soil. This creates an optimum environment for plants to grow and flourish.

(12)

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

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine. Revenues generated from AquaLiv, Inc.’s products for the three months ended December 31, 2012 were $94,199.

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

Infotone Hydrating Mist

Infotone Hydrating Mist is a skincare product designed to clear blemishes, fade wrinkles, and even skin tone. Each mister contains a ceramic bead infused with AquaLiv, Inc.'s bioinformation technology. The technology allows simple spring water to activate skin's natural healing ability resulting in clear, youthful, and glowing skin. Infotone Hydrating Mist is refillable for a full year making it an economical and sustainable skincare product. The mist is 100% natural and hypoallergenic and contains no parabens, additives, chemicals, GMOs, fragrances or artificial ingredients. The benefits of using the product are primarily derived through the elimination of a common skin parasite responsible for irritation (found on 50% of all adults), decreasing the production of melanin in cells that are overproducing and increasing skin hydration. The Infortone Hydrating Mist has approximately 850 users and produces approximately 1% of the sales revenues.

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

NatuRx Medication Alternatives

Based on AquaLiv, Inc.’s bioinformation technology, NatuRx formulations utilize bioinformation composites in lieu of active-molecules (drugs) for treatment. The formulations are non-toxic and have no contraindications. NatuRx formulations are in development and not yet available to the general public.

(13)

Focus Systems, Inc.

Remote Desktop and Cloud Computing

Focus System’s Remote Desktop services provide authorized remote users the ability to connect to resources on an external network owned and managed by Focus Systems from any Internet-connected device. The remote user may access their account from their own device or one leased or purchased from Focus Systems. Once connected, the remote user has access to a number of software packages, made available through Focus Systems as a Microsoft product reseller, for a monthly fee. The remote user may also request that other software packages be installed to the user’s virtual server and maintained by Focus Systems. The Company believes that there are inherent benefits of operating in a completely portable desktop office environment. Access to central data and shared recourses can increase productivity and reduce cost for businesses.  The remote environment is controlled, managed and updated by Focus Systems from a centralized location, further reducing operating costs for its customers.

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

Revenues generated from remote desktop, VoIP phone service, and other services for the three months ended December 31, 2012 were $1,922 and included service to approximately 20 users.

 Plan of Operation

With the recent acquisition of Verity Farms II, the Company is committed to the sustainability of the “family farm” and a way of life for the American family farmer. Verity Farms II, through sustainable “bio-diversity best practices” soil management programs, decrease chemical dependency and reduce the application of genetic engendered products and byproducts in food production. With the acquisition of Verity Farms II, the Company is now a vertically integrated premium natural food producer and purveyor utilizing innovative and proven food production methodologies that enhance the overall health benefits in plants, animals and human beings while improving taste and fortifying essential nutrition value.

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

The technology industry, especially as it applies to the small business sector, has slowed drastically during recent years and our business has changed focus. New service orders for both remote desktop and VoIP products have been slow since acquisition. Management is working to close down Focus Systems to focus more on its core business and reduce further liability.

Results of Operations

For the Three Months Ended December 31, 2012 Compared with the Three Months Ended December 31, 2011

Revenues

The revenues for the three months ended December 31, 2012 were $96,121 as compared to $139,720 in the three months ended December 31, 2011.  Sales revenue as a direct result of AquaLiv, Inc. comprised of 98% of our revenue for the three months ended December 31, 2012, compared to 92.5% of our revenue for the same three months period in 2011. Service revenue, attributed to Focus Systems, accounted for the other 2% and 7.5% of our revenues for the three months ended December 31, 2012 and 2011, respectively.  Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; service revenue is billed in advance on the first day of the month that service is rendered. The Company anticipates revenues to increase in future quarters due to the acquisition of Verity Farms II.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2012 and 2011 were $12,654 (13.1% of total revenues) and $33,671 (24.1% of total revenues), respectively.  The improvement in cost of goods sold is associated with outsourcing changes made to operations related to Focus Systems and changes made in the AquaLiv Water System.

Operating Expenses

Operating expenses for the three months ended December 31, 2012 were $6,137,777 as compared to $173,271 for the three months ended December 31, 2011.  The increase of $159,670 in consulting fees, decrease of $8,860 in management fees, decrease of $5,786 in payroll expense, increase of $44,477 in professional fees, decrease of $887 in research and development, decrease of $4,590 in travel expense, and decrease of $10,453 in general and administrative fees is due in part to the increased costs of running multiple businesses in expansion compared to the three months ended December 31, 2011.  The increase of $5,790,922 in loss on goodwill impairment, Verity Farms II, was due to the one time write down of goodwill attributed to the acquisition of that business during the three months ended December 31, 2012.  The Company expects operating expenses to remain higher than previously comparable quarters as the Company expands its services and incorporates the acquisition of Verity Farms II.

Other Income and Expense

Interest expense for the three months ended December 31, 2012 was $10,000, as compared to $21,469 for the three months ended December 31, 2011.  The decrease in interest expense was due to a decrease in net borrowing during a majority of the period and the elimination of the derivative liability of the Company.

(14)

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended December 31, 2012 was $6,017,605 as compared to $78,544 for the three months ended December 31, 2011.  The increase in net loss is primarily attributed to the increase in our operating expenses and the one time write off of goodwill attributed to the Verity Farms acquisition for the three months ended December 31, 2012.

Liquidity and Capital Resources

Operating expenses for the three months ended December 31, 2012 and 2011, were $6,137,777 and $173,271, respectively. The net loss for the three months ended December 30, 2012 and 2011 was $($6,017,605) and $(78,544), respectively.

As of December 31, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. Our estimated working capital requirement for the next 12 months is $1,000,000, with an estimated burn rate of $85,000 per month.

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

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licensing. During the three months ended December 31, 2012, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern has caused the board of directors (the “Board”) of the Company to continue to look for sources of investment capital, and investigate merger and acquisition opportunities. We will look to further diversify our holdings and sources of cash flow.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

(15)

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

  We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring;

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

(16)

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on January 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2012, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On November 11, 2012, the Company issued 25,548,889 shares of common stock to Auctus Private Equity Management, Inc. (“Auctus”) as commitment shares valued at $22,994 pursuant to the Equity Agreement.

On December 10, 2012, the Company issued 120,000,000 shares of common stock to four shareholders to retire a total of $95,182.16 in debt and accrued interest.

On December 31, 2012, the Company issued 25,000,000 shares of common stock to Trak Management Group, Inc. as compensation for consultation services valued at $25,000.

On December 31, 2012, the Company issued 15,000,000 shares of common stock as compensation for rendered professional services valued at $15,000.

On December 31, 2012, the Company issued 5,000,000 shares of common stock to Auctus as commitment shares valued at $4,000 pursuant to the Equity Agreement.

On December 31, 2012, the Company issued 4,850,000 shares of Series B Convertible Preferred Stock to Verity Farms II valued at $4,850,000 pursuant to the Share Exchange Agreement.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

(17)

Item 6. Exhibits.

Exhibit No.	Description

2.1	Form of Share Exchange Agreement, dated December 31, 2012, by and among AquaLiv Technologies, Inc., Verity Farms II, Inc., AquaLiv, Inc. and Focus Systems, Inc. (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2013)

3.1	Series B Preferred Stock Certificate of Designation (as filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed on January 14, 2013)

17.1	Resignation Letter of Tracy Bushnell (as filed as Exhibit 17.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2013)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(18)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUALIV TECHNOLOGIES, INC.

Date: February 14, 2013	By:	/s/ Duane Spader
Name: Duane Spader
Title: Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	By:	/s/ William Wright
Name: William Wright
Title: Executive Vice President
(Principal Financial Officer)
(Principal Accounting Officer)

(19)