Form 10-Q
period 2013-03-31
Verity Corp.
filed 2013-05-17
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-147367

VERITY CORP

(fka AQUALIV TECHNOLOGIES, INC.)

(Exact name of registrant as specified in its charter)

Nevada	38-3767357
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

47184 258th Street

Sioux Falls, SD 57107

(Address of principal executive offices)

(605) 543-5985

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2013, there were 7,685,745 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VERITY CORP.

(F/K/A AQUALIV TECHNOLOGIES, INC.)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	98,553	7,519
Accounts receivable	284,808	1,856
Inventory	570,560	1,156
Prepaid expenses	241,415	0
Other receivables	12,221	0
Total Current Assets	1,207,557	10,530

FIXED ASSETS
Land	2,400,000
Building	800,000
Accumulated depreciation - Building	(15,000)
Property, plant, and equipment	594,538	90,754
Accumulated depreciation - PP&E	(264,614)	(67,767)
Net Fixed Assets	3,514,924	22,987

OTHER ASSETS
Investment in Crop Resources	19,965	0
Total Other Assets	19,965	0

TOTAL ASSETS	4,742,445	33,517

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	390,391	128,145
Credit cards payable	30,912	0
Customer deposits	223,293	0
Notes payable	0	314,525
Notes payable - related party	2,930,223
Real estate loans, current portion	380,780	0
Accrued interest payable	102,991	19,166
Convertible note, net of discount	0	8,556
Derivative liability	0	18,963
Other liabilities	182	6,721

Total Current Liabilities	4,058,772	496,076

LONG TERM LIABILITIES:
Real estate loans, net current portion	2,794,982	0

Total Liabilities	6,853,754	496,076

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 5,763,669 and 923,618 shares issued and outstanding, respectively
Series A Preferred	914	914
Series B Preferred	4,850	0
Series C Preferred (51 shares)	0	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 7,685,745 and 5,620,970 shares issued and outstanding, respectively *	7,687	5,621
Capital in excess of par value	7,827,116	2,815,540
Retained earnings (Deficit)	(9,836,723)	(3,235,468)
Noncontrolling interest	(115,152)	(49,176)

Total Stockholders’ (Deficit)	(2,111,308)	(462,559)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	4,742,445	33,517

* Reflects a 1:100 reverse stock split on 4/4/2013

See Accompanying Notes to Consolidated Financial Statements.

VERITY CORP.

(F/K/A AQUALIV TECHNOLOGIES, INC.)

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012

REVENUES:
Sales	$586,665	$117,134	$680,864	$246,318
Service	-	7,313	1,922	17,849

Total Revenues	586,665	124,448	682,786	264,168

COST OF GOODS SOLD	396,269	38,138	408,923	71,809

GROSS PROFIT	190,396	86,309	273,863	192,358

OPERATING EXPENSES:
Consulting fees	16,500	19,655	187,000	30,485
Depreciation	37,898	-	39,223	1,400
Management fees	20,125	30,000	41,265	60,000
Marketing and advertising	47,987	-	47,987	-
Payroll expense	298,194	47,930	336,193	91,714
Professional fees	102,155	25,233	158,714	37,315
Rent	54,680	-	57,680	-
Repairs and maintenance	12,081	-	12,081	-
Research and development	9,160	68	9,191	987
Travel, meals, and entertainment	53,011	11,613	53,595	16,787
Loss on goodwill impairment, Verity Farms	-	-	5,790,922	-
Other general and administrative	79,897	63,550	135,615	132,631
Total Operating Expenses	731,689	198,049	6,869,467	371,319

LOSS FROM OPERATIONS	(541,293)	(111,740)	(6,595,603)	(178,961)

OTHER INCOME (EXPENSE):
Interest expense	(34,187)	(20,917)	(44,187)	(42,386)
Misc. Other Income (Expense)	26,584	0	26,584	0

LOSS BEFORE INCOME TAX PROVISION	(548,896)	(132,657)	(6,613,206)	(221,347)

PROVISION FOR INCOME TAXES	-	-	-	-

CONSOLIDATED NET LOSS	(548,896)	(132,657)	(6,613,206)	(221,347)

Net loss (income) attributable to non-controlling interest, Aistiva	19,272	8,031	65,977	18,177

NET LOSS ATTRIBUTABLE TO COMPANY	$(529,624)	$(124,626)	$(6,547,229)	$(203,170)

BASIC LOSS PER SHARE	$(0.07)	$(0.03)	$(0.99)	$(0.06)
FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.11)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	7,685,745	3,794,182	6,628,652	3,527,748

See Accompanying Notes to Consolidated Financial Statements.

VERITY CORP.

(f/k/a AQUALIV TECHNOLOGIES, INC.)

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	For the Six Months
	Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,547,229)	$(203,170)
Adjustments to reconcile net loss to net cash by operating activities:
Noncontrolling interest in income of consolidated subsidiary	(65,977)	(18,177)
Depreciation	39,223	1,400
Issuance of stock for services received	66,994	15,000
Loss on goodwill impairment, Verity Farms	5,790,922	-
Loss on derivative liability, net	-	32,801
Net (increase) decrease in operating assets:
Accounts receivable	(282,952)	(1,880)
Inventory	(569,404)	(4,800)
Other receivable	(12,221)	-
Prepaid expense	(241,415)	-
Net increase (decrease) in operating liabilities:
Accounts payable	262,246	619
Credit cards payable	30,912	1,370
Customer deposits	223,293	-
Other liabilities	168,826	(11,901)

Net Cash Provided (Used) by Operating Activities	(1,136,783)	(188,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment, Verity acquisition	(4,850,000)	-

Net Cash Provided (Used) by Investing Activities	(4,850,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	6,164,867	15,738
Payments for notes	(314,525)	-
Proceeds of capital stock issuance	227,474	206,210

Net Cash Provided by Financing Activities	6,077,816	221,948

NET INCREASE (DECREASE) IN CASH	91,034	33,210

CASH AT BEGINNING OF PERIOD	7,519	3,732

CASH AT END OF PERIOD	$98,553	$36,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$0.00	$0.00
Income taxes	$0.00	$0.00

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to retire notes payable, derivative liability, and accrued interest	$126,488	$95,750
Issuance of preferred stock for acquisition	$4,850,000	$0

See Accompanying Notes to Consolidated Financial Statements.

VERITY CORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2013

NOTE – 1 ORGANIZATION AND BUSINESS BACKGROUND

Verity Corp. (the “Company”) is the parent of Verity Farms II, Inc. (“Verity Farms II”) and Aistiva Corporation (“Aistiva”) (fka AquaLiv, Inc.). Verity Farms II is dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva’s technology alters the behavior of organisms, affecting plants and animals, without chemical interaction. From increased crop yields to drug-free medicine, Aistiva is providing innovative, ingredient-free solutions to the world’s largest problems. The Company’s platform technology influences biological processes naturally and without chemical interaction. To date, Aistiva has released products in the industries of water treatment, skincare, and agriculture.

Verity Farms II, Inc.

On December 31, 2012, the Company entered into that certain share exchange agreement (the “Share Exchange Agreement”) by and among the Company, Verity Farms II, Aistiva, and Focus Systems, pursuant to which the Company acquired 100% of the outstanding stock of Verity Farms II. Verity Farms II is dedicated to providing consumers with safe, high quality and nutritious food sources through sustainable crop and livestock production. Verity Farms II has built the foundation for expansion that is diversified into three distinct, yet interlinked, divisions operating six business units. The three divisions: Soil Preservation, Verity Water Systems and Consumer Products. Soil Preservation consists of Verity Farms and Verity Turf; Verity Water Systems comprises its own division; and, Consumer Products will consist of Verity Meats, Verity Produce and Verity Grains. The common goal within each business unit of Verity Farms II is to decrease chemical dependency, diminish the need for genetic modification, preserve the family farm, and ultimately, provide a nutritious, high-quality food source to consumers. Revenues generated from Verity Farms II’s products for the three months ended March 31, 2013 were $460,673.

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

Verity Water Systems

Verity Water Systems units are maintenance-free products designed to be used directly in water lines to both revitalize the water at the molecular level and to increase the water’s energy-carrying capability. Different models are designed according to the water capacity needed either for personal or commercial usage. Some of the potential benefits of Verity Water Systems as represented by the Company include: healthier livestock and poultry through improved hydration, oxygenation and energy; plants require less water; increase in nutrient content of seed crops and produce; plants withstand extremes in hot and freezing temperatures better; significantly increased bio-availability of nutrients; longer shelf life of agricultural produce and cut flowers; decreased seed germination time; greatly improved aerobic bacterial activity; eliminates mineral deposits like calcium, iron & aragonite; reduced bio-availability of pollutants and toxins; and increased life span of water valves, pipes, hot water heaters, swamp-coolers and humidifiers.

Verity Meats

Verity Meats has on a limited basis and intends to expand the offer of all -natural meat products born and raised with pride by American Family Farmers. Working with only a core group of dedicated livestock producers throughout South Dakota, Minnesota and Iowa, The Company was able to tailor production protocols directly to end-product needs. By knowing the importance of using quality inputs for quality results, its producers follow a program that utilizes the best of animal nutrition, health, technology, and economics along with many years of practical knowledge and scientific principles. Verity Family Farmers follow defined protocols for the production of their grain and livestock. The protocols require proper preparation of the ground. Following up to three years of conditioning and cleansing of the soil, the soil is tested and must be free of more than 250 chemical residues. The grain used to feed the livestock must pass the same test before qualifying as feed for Verity livestock. The result is the highest quality meats available, according to management, – raised for Verity Farms customer’s total eating enjoyment and health.

Verity Grains

Verity Grain comes from the harvest of Verity Farms Crops. These grains originate from only non-GMO (genetically modified organism) seeds which are raised on soil which has tested below detectable limits for 250 known carcinogens and chemicals residues (test performed by independent labs using FDA and EPA test methods/guidelines). Following harvest, these grains are again tested for the 250 known carcinogens and chemical residues. Those grains which test free from those carcinogens and chemicals are then Verity Farms II certified to be fed to livestock and sold for consumption.

Verity Produce

Verity Produce is the newest, and could become one of the most crucial components of the Company. Verity Produce consists of fruits and vegetables which are raised for human consumption. Verity Produce has been patterned after the Verity Farms crop production program, utilizing the same concept of creating a healthy, balanced soil. This creates an optimum environment for plants to grow and flourish.

Aistiva Corporation

Aistiva’s scientists discovered that most substances and compounds have a unique information signature that influences biological processes via a magnetic cellular mechanism (non-chemical). The company’s technology records this biologically significant magnetic information (bio-information) from a compound or substance and allows for the manipulation, combining, and subsequent transmittal to an organism. Bio-information from a variety of sources are combined and/or altered to produce a bio-information composite designed to influence specific biological processes. The composite can be transmitted to an organism via a variety of methods, including mineralized water, electromagnetic wave, or magnetic field. This technology has the potential to greatly enhance the Verity chemical free plant and animal productions.

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine. Revenues generated from Aistiva’s products for the three months ended March 31, 2013 were $125,992.

AquaLiv Water System

The AquaLiv Water System is a water purification and enhancement apparatus that produces a high-quality drinking water. A variety of technologies are utilized in the system to remove impurities from the water, add minerals to the water, alter the molecule to molecule bonding structure of the water molecules, reduce the surface tension, improve the Oxidation Reduction Potential, and increase the pH, dissolved oxygen, and dissolved hydrogen content in the water. Additionally, the water’s bio-information is altered to resemble spring water before processing and treatment. Users of the AquaLiv Water System have reported stabilized blood sugar, improvements in both high and low blood pressure, reduced allergy symptoms, less headaches, better digestion, and healthy glowing skin. Some diabetics have even reported that AquaLiv Water System helped them decrease their insulin requirements. AquaLiv Water System testimonials are validated by a 3rd party. The AquaLiv Water System has approximately 400 users and produces approximately 99% of Aistiva’s sales revenues. The Aistiva water systems provide a key link to Human water consumption that is missing in the Verity water systems.

Infotone Hydrating Mist

Infotone Hydrating Mist is a skincare product designed to clear blemishes, fade wrinkles, and even skin tone. Each mister contains a ceramic bead infused with Aistiva’s bio-information technology. The technology allows simple spring water to activate skin’s natural healing ability resulting in clear, youthful, and glowing skin. Infotone Hydrating Mist is refillable for a full year making it an economical and sustainable skincare product. The mist is 100% natural and hypoallergenic and contains no parabens, additives, chemicals, GMOs, fragrances or artificial ingredients. The benefits of using the product are primarily derived through the elimination of a common skin parasite responsible for irritation (found on 50% of all adults), decreasing the production of melanin in cells that are overproducing and increasing skin hydration. The Infotone Hydrating Mist has approximately 850 users and produces approximately 1% of Aistiva’s sales revenues.

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

NatuRx Medication Alternatives

Based on Aistiva’s bio-information technology, NatuRx formulations utilize bio-information composites in lieu of active-molecules (drugs) for treatment. The formulations are non-toxic and have no contraindications. NatuRx formulations are in development and not yet available to the general public.

Verity Farms II and Aistiva Resources combined

The practical and historical proven practices of Verity’s crop and animal production processes, combined with the advanced “scientific potential” of Aistiva’s products will provide Verity Corp the synergy to set the standards in healthy food production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, inventories, prepaid expenses, other receivables, investment in partnership, liabilities and the estimation on useful lives of property, and plant and equipment. Actual results could differ from these estimates.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Company and subsidiaries have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of the accounts receivables collectibles. Judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to different receivables categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy to make an allowance equivalent to approximately 5% of the gross amount of accounts receivables. Additional specific provision is made against accounts receivables to the extent which they are considered to be doubtful.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to net income. There were no changes in the general provisioning policy in the past since establishment and management considers that the aforementioned general provisioning policy is adequate, not excessive and does not expect to change this established policy in the near future. As of March 31, 2013 and September 30, 2012, the Company recorded an allowance for uncollectible accounts in the amounts of $12,577 and $0, respectively.

Inventories

Inventories consist of raw materials and finished goods and goods available for resale, which are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand, which was approximately 5% of ending inventories at the reporting periods. The spoilage will be written-off directly to the profit and loss when it occurs. As of March 31, 2013 and September 30, 2012, the Company recorded an allowance for obsolete inventories in the amounts of $29,711 and $27,163, respectively.

Fixed Assets, Net

Fixed assets are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational. There are no estimated residual values taken into account.

	Depreciable life	Residual value
Software and website development	3 years	0%
Machinery and Equipment	5 years	0%
Furniture and fixtures	7 years	0%

Expenditures for maintenance and repairs that do not make the fixed asset more useful or prolong its useful life are expensed as incurred.

Impairment of Long Lived Assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification Topic 360, “Property, Plant and Equipment” (“ASC 360”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. The Company evaluated the recoverability of the fixed assets and did not recognize any impairment during the period ended March 31, 2013.

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013 and September 30, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the six months ended March 31, 2013.

Revenue Recognition

The Company derives revenues from the sale of agricultural products, animal feeds, consulting services, and various water units. In accordance with guidance by paragraph 605-10-S99-1 of the FASB ASC for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s sales arrangements are not subject to warranty.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs which are directly attributable to the manufacture of products, to the products held for resale and to the provision of services.

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure. For the six months ended March 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2013 and September 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended March 31, 2013.

Comprehensive income

The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income” (ASC “220”) which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. There are no items of comprehensive income (loss) applicable to the Company during the years covered in the consolidated financial statements.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include: a). affiliates of the Company; b). entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c). trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d). principal owners of the Company; e). management of the Company; f). other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g). other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a). the nature of the relationship(s) involved; b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, consolidated financial position, and consolidated results of operations or consolidated cash flows.

Subsequent Events

The Company adopted FASB Accounting Standards Codification 855 “Subsequent Events” (“ASC 855”) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued.

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission’s (the “SEC”) Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company had a retained deficit of $9,836,723 and current liabilities in excess of current assets by $2,851,215. During the three months ended March 31, 2013, the Company incurred a net loss of $529,624 and during the six months ended March 31, 2013, the Company incurred negative cash flows from operations of $1,136,783. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to increase revenues, decrease or contain costs and achieve profitable operations. In this regard, Company’s management is focused on the development and expansion of the Company’s technology, including water filtration and purification, bio-information and life sciences, the deployment of its technology platform in the agricultural medical fields, and the licensing of patents, as well as exploring strategic acquisitions in the technology field. Should the Company’s financial resources prove inadequate to meet the Company’s needs before additional revenue sources can be realized, the Company may raise additional funds through loans or through sales of common or preferred stock. There is no assurance that the Company will be successful in achieving profitable operations or in raising any additional capital.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended March 31, 2013, the Company’s officers, either personally or through companies in their control, extended an additional use of credit in the amounts of $0, $50,000, and $424,600 for total outstanding loans of $28,955, $291,267, $2,610,000, respectively. The credit carries various interest rates ranging from 3.0% to 6.0%. Additionally, there are two real estate notes payable to companies under the control of an officer of the Company in the amounts of $2,400,000 and $500,000. The real estate credit carries an interest rate of 6%.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of March 31, 2013 and September 30, 2012:

	3/31/2013	9/30/2012

Gross accounts receivable from customers	$297,385	$1,856
Allowance for doubtful customer accounts	(12,577)	(0)
Accounts receivable, net	$284,808	$1,856

The bad debt expenses of $(18,938) and $0 were recognized during the six months ended March 31, 2013 and 2012, respectively, in the accompanying consolidated statements of operations.

NOTE 7 – INVENTORIES

Inventories as of March 31, 2013 and September 30, 2012 consisted of the following:

	3/31/2013	9/30/2012

Raw materials	$93,826	$0
Finished goods	506,445	1,156
	600,271	1,156
Allowance for obsolete inventories	(29,711)	(0)
Inventories, net	$570,560	$1,156

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company recorded cost of goods sold due to inventories obsolescence in amount of $2,548 and $0 during the six months ended March 31, 2013 and 2012, respectively.

NOTE 8 – PREPAID EXPENSES

As of March 31, 2013 and September 30, 2012, the Company had prepaid expenses of $241,415 and $0, respectively, and consisted of the following:

	3/31/2013	9/30/2012

Prepaid insurance	$35,292	$0
Prepaid inventories	206,123	0
Total	$241,415	$0

NOTE 9 – FIXED ASSETS

	03/31/2013	09/30/2012
Machinery and equipment	$501,856	$83,881
Software and website development	66,190	0
Furniture and fixtures	26,492	6,873
Land	2,400,000	0
Warehouses	800,000	0

Total property and equipment	3,794,538	90,754
Less accumulated depreciation	(279,614)	(67,767)

Net property and equipment	$3,514,924	$22,987

Depreciation expense for the six months ended March 31, 2013 and 2012 was $39,223 and $1,400, respectively.

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

NOTE 10 – INVESTMENT IN PARTNERSHIP

In 2006, Verity Farms II acquired a 19% interest in Crop Resources LLC by contributing $25,000 cash to the partnership. Investment in partnership was comprised of the following amounts as of March 31, 2013 and September 30, 2012, respectively.

Crop Resources LLC
Partnership
Percentage of Ownership	19%
Book Equity 9/30/2012	$19,798
Share of Net Income/(Loss)	167

Book Equity 3/31/2013	19,965

NOTE 11 – NOTES PAYABLE

At fiscal quarter ended March 31, 2013, the Company had notes payable in the amount of $6,105,984, compared to $314,525 as of September 30, 2012. The notes included a note payable to an affiliated company of one of our officers in the amount of $28,955, which is not secured by collateral of the Company, carries accrued interest of 6% and is due on demand by the holder. The second note payable is to our President in the amount of $291,267, is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013. A third note payable is to our President in the amount of $2,120,000 is unsecured, carries an interest rate of 3% and is due on demand. A fourth note payable is to our President in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. A fifth note payable is to our President in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. A sixth note payable is to a company under the control of our President in the amount of $500,000, is secured by real estate, carries an interest rate of 6% and is due in September 2017. A seventh note payable is to a company under the control of our President in the amount of $2,400,000, is secured by real estate, carries an interest rate of 6% and is due in September 2018. An eighth note payable is to an unaffiliated party in the amount of $275,763, is secured by real estate, carries an interest rate of 6% and is due in January 2015.

NOTE 12 – CUSTOMER DEPOSITS

As of March 31, 2013 and September 30, 2012, the Company had customer deposits of $223,293 and $0, respectively, representing payments received for orders not yet shipped.

NOTE 13 – SHAREHOLDERS’ EQUITY

On October 9, 2012, the Company issued 21,483,871 shares of common stock to Asher Enterprises, Inc to retire $13,320.00 in debt and accrued interest.

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

On December 31, 2012, the Company issued 4,850,000 shares of Series B Convertible Preferred Stock to the shareholders of Verity Farms II, Inc. valued at $4,850,000 pursuant to a share exchange agreement.

NOTE 14 – CONCENTRATIONS

At March 31, 2013, 16.4% of the Company’s accounts receivable was due from a single customer. During the six months ended March 31, 2013, 58% of the Company’s service revenue was generated from a single customer, and 6.6% of sales revenue was generated from a single customer. Compared to total revenue, 6.6% was generated from a single customer during the six months ended March 31, 2013, compared to the six months ended March 31, 2012, where 2% of the Company’s revenues were generated from a single customer.

NOTE 15 – INCOME TAXES

At March 31, 2013, the Company has federal net operating loss carryovers of approximately $2,344,000 available to offset future taxable income and expiring as follows: $2,320 in 2026, $12,616 in 2027, $127,675 in 2028, $37,465 in 2029, $428,000 in 2030, $564,000 in 2031, and $1,172,000 in 2032. The Company also has a federal contribution carryover of $150 that expires in 2029. At March 31, 2013, the Company has experienced losses since inception and has not yet generated any taxable income; therefore, the Company established a valuation allowance to offset the net deferred tax assets. The income tax provision consists of the following components for the six months ended March 31, 2013 and 2012:

	2013	2012
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—
Net income tax expense (benefit) charged to operations	$—	$—

The income tax provision differs from the amounts that would be obtained by applying the federal statutory income tax rate to loss before income tax provision as follows for the six months ended March 31, 2013 and 2012:

	2013	2012
Loss before income tax provision	$(6,613,206)	$(221,347)
Less loss on goodwill impairment	(5,790,922)	0
Taxable Income (Loss)	(822,284)	(221,347)
Expected federal income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rate	$(123,343)	$(33,202)
Tax effect of:
Meals and entertainment	88	2,518
Change in valuation allowance	123,255	30,684
Net income tax expense (benefit)	$—	$—

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

March 31, 2013
Deferred tax assets:
Organization costs	$60
Contribution carryover	23
Net operating loss carryovers	33,220
Total deferred tax assets	$33,303

Deferred tax liabilities:
Book basis of patent application	$(5,246)
Tax depreciation in excess of book	(498)
Total deferred tax liabilities	$(5,744)

Total deferred tax assets	$33,303
Total deferred tax liabilities	(5,744)
Valuation allowance	(27,559)
Net deferred tax asset (liability)	$—

NOTE 16 – SUBSEQUENT EVENTS

Effective on April 4, 2013, Verity Corp., a Nevada corporation formerly known as AquaLiv Technologies, Inc. filed a Certificate of Amendment to Articles of Incorporation to: (i) change the name of the Company to Verity Corp and (ii) effectuate a 1-for-100 reverse stock split of the Company’s common stock. On April 3, 2013, the Company received notice from Financial Industry Regulatory Authority (“FINRA”) that the Actions have been approved and will take effect on April 4, 2013 (the “Effective Date”).

On April 12, 2013, the Company entered into an agreement with Maxim Group LLC (“Maxim”), whereby Maxim will provide general financial advisory and investment banking services to the Company.

On April 12, 2013, the Company issued 345,904 shares of common stock to Maxim Group LLC as compensation for their consulting services valued at $172,952.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Verity Corp. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company is the parent of Verity Farms II, Inc. (“Verity Farms II”), Aistiva Corporation (“Aistiva”) (fka AquaLiv, Inc.). Verity Farms II is dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva’s technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, Aistiva is providing innovative, ingredient-free solutions to the world’s largest problems. The company’s platform technology influences biological processes naturally and without chemical interaction. To date, Aistiva has released products in the industries of water treatment, skincare, and agriculture.

Verity Farms II, Inc.

On December 31, 2012, the Company entered into that certain share exchange agreement (the “Share Exchange Agreement”) by and among the Company, Verity Farms II, Aistiva, and Focus Systems, pursuant to which the Company acquired 100% of the outstanding stock of Verity Farms II. Verity Farms II is dedicated to providing consumers with safe, high quality and nutritious food sources through sustainable crop and livestock production. Verity Farms II has built the foundation for expansion that is diversified into three distinct, yet interlinked, divisions operating six business units. The three divisions: Soil Preservation, Verity Water Systems and Consumer Products. Soil Preservation consists of Verity Farms and Verity Turf; Verity Water Systems comprises its own division; and, Consumer Products will consist of Verity Meats, Verity Produce and Verity Grains. The common goal within each business unit of Verity Farms II is to decrease chemical dependency, diminish the need for genetic modification, preserve the family farm, and ultimately, provide a nutritious, high-quality food source to consumers. Revenues generated from Verity Farms II’s products for the three months ended March 31, 2013 were $460,673.

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

Verity Water Systems

Verity Water Systems units are maintenance-free products designed to be used directly in water lines to both revitalize the water at the molecular level and to increase the water’s energy-carrying capability. Different models are designed according to the water capacity needed either for personal or commercial usage. Some of the potential benefits of Verity Water Systems as represented by the Company include: healthier livestock and poultry through improved hydration, oxygenation and energy; plants require less water; increase in nutrient content of seed crops and produce; plants withstand extremes in hot and freezing temperatures better; significantly increased bio-availability of nutrients; longer shelf life of agricultural produce and cut flowers; decreased seed germination time; greatly improved aerobic bacterial activity; eliminates mineral deposits like calcium, iron & aragonite; reduced bio-availability of pollutants and toxins; and increased life span of water valves, pipes, hot water heaters, swamp-coolers and humidifiers.

Verity Meats

Verity Meats has on a limited basis and intends to expand the offer of all -natural meat products born and raised with pride by American Family Farmers. Working with only a core group of dedicated livestock producers throughout South Dakota, Minnesota and Iowa, The Company was able to tailor production protocols directly to end-product needs. By knowing the importance of using quality inputs for quality results, its producers follow a program that utilizes the best of animal nutrition, health, technology, and economics along with many years of practical knowledge and scientific principles. Verity Family Farmers follow defined protocols for the production of their grain and livestock. The protocols require proper preparation of the ground. Following up to three years of conditioning and cleansing of the soil, the soil is tested and must be free of more than 250 chemical residues. The grain used to feed the livestock must pass the same test before qualifying as feed for Verity livestock. The result is the highest quality meats available, according to management, – raised for Verity Farms customer’s total eating enjoyment and health.

Verity Grains

Verity Grain comes from the harvest of Verity Farms Crops. These grains originate from only non-GMO seeds which are raised on soil which has tested below detectable limits for 250 known carcinogens and chemicals residues (test performed by independent labs using FDA and EPA test methods/guidelines). Following harvest, these grains are again tested for the 250 known carcinogens and chemical residues. Those grains which test free from those carcinogens and chemicals are then Verity Farms II certified to be fed to livestock and sold for consumption.

Verity Produce

Verity Produce is the newest, and could become one of the most crucial components of the Company. Verity Produce consists of fruits and vegetables which are raised for human consumption. Verity Produce has been patterned after the Verity Farms crop production program, utilizing the same concept of creating a healthy, balanced soil. This creates an optimum environment for plants to grow and flourish.

Aistiva Corporation

Aistiva’s scientists discovered that most substances and compounds have a unique information signature that influences biological processes via a magnetic cellular mechanism (non-chemical). The company’s technology records this biologically significant magnetic information (bio-information) from a compound or substance and allows for the manipulation, combining, and subsequent transmittal to an organism. Bio-information from a variety of sources are combined and/or altered to produce a bio-information composite designed to influence specific biological processes. The composite can be transmitted to an organism via a variety of methods, including mineralized water, electromagnetic wave, or magnetic field.

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, and personal use products. Revenues generated from Aistiva’s products for the six months ended March 31, 2013 were $220,191.

AquaLiv Water System

The AquaLiv Water System is a water purification and enhancement apparatus that produces a high-quality drinking water. A variety of technologies are utilized in the system to remove impurities from the water, add minerals to the water, alter the molecule to molecule bonding structure of the water molecules, reduce the surface tension, improve the Oxidation Reduction Potential, and increase the pH, dissolved oxygen, and dissolved hydrogen content in the water. Additionally, the water’s bio-information is altered to resemble spring water before processing and treatment. Users of the AquaLiv Water System have reported stabilized blood sugar, improvements in both high and low blood pressure, reduced allergy symptoms, less headaches, better digestion, and healthy glowing skin. Some diabetics have even reported that AquaLiv Water System helped them decrease their insulin requirements. AquaLiv Water System testimonials are validated by a 3rd party. The AquaLiv Water System has approximately 530 users and produces approximately 99% of Aistiva’s sales revenue.

Infotone Hydrating Mist

Infotone Hydrating Mist is a skincare product designed to clear blemishes, fade wrinkles, and even skin tone. Each mister contains a ceramic bead infused with Aistiva’s bio-information technology. The technology allows simple spring water to activate skin’s natural healing ability resulting in clear, youthful, and glowing skin. Infotone Hydrating Mist is refillable for a full year making it an economical and sustainable skincare product. The mist is 100% natural and hypoallergenic and contains no parabens, additives, chemicals, GMOs, fragrances or artificial ingredients. The benefits of using the product are primarily derived through the elimination of a common skin parasite responsible for irritation (found on 50% of all adults), decreasing the production of melanin in cells that are overproducing and increasing skin hydration. The Infotone Hydrating Mist has approximately 850 users and produces approximately 1% of Aistiva’s sales revenue.

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

NatuRx Medication Alternatives

Based on Aistiva’s bio-information technology, NatuRx formulations utilize bio-information composites in lieu of active-molecules (drugs) for treatment. The formulations are non-toxic and have no contraindications. NatuRx formulations are in development and not yet available to the general public.

Plan of Operation

The Company is committed to the sustainability of the “family farm” and a way of life for the American family farmer. Verity Farms II, through sustainable “bio-diversity best practices” soil management programs, decreases chemical dependency and reduces the application of genetic engendered products and by products in food production. The Company is now a vertically integrated premium natural food producer and purveyor utilizing innovative and proven food production methodologies that enhance the overall health benefits in plants, animals and human beings while improving taste and fortifying essential nutrition value.

Recent advancements in Aistiva’s technology uncovered a new field of biological information science. With direct applications in the industries of water purification, environmental science, agriculture, animal husbandry, and personal use products, Aistiva is ready to expand its innovative product offering. While the economy has slowed in recent years, recent sales campaigns have produced positive results for Aistiva.

Results of Operations

For the Six Months Ended March 31, 2013 Compared with the Six Months Ended March 31, 2012

Revenues

The revenues for the six months ended March 31, 2013 were $682,786 as compared to $264,168 in the six months ended March 31, 2012. Sales revenue from Verity Farms II was $460,673 or 67% and Aistiva was $220,191 or 33% of our revenue for the six months ended March 31, 2013, compared to $0 and $246,318 respectively for the same six months in 2012. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; service revenue is billed in advance on the first day of the month that service is rendered. The Company anticipates revenues to increase in future quarters due to the acquisition of Verity Farms II.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2013 and 2012 were $408,923 (59.9% of total revenues) and $71,809 (27.2% of total revenues), respectively. The increase in Cost of goods sold was a result of Verity Farms II’s lower margin on their agricultural products compared to Aistiva’s manufacturing products.

Operating Expenses

Operating expenses for the six months ended March 31, 2013 were $6,869,467 as compared to $371,319 for the six months ended March 31, 2012. Of the $6,498,148 increase in operating expense, 89.1% is directly related to the loss on goodwill impairment on Verity Farms II of $5,790,922 due to the one time write down of goodwill attributed to the acquisition of that business during the three months ended December 31, 2012 and the inclusion of Verity Farms II operating expense of $575,187 for the three months ended March 31, 2013. The Company expects operating expenses to remain higher than previously comparable quarters as the Company expands its services and incorporates the acquisition of Verity Farms II.

Other Income and Expense

Interest expense for the six months ended March 31, 2013 was $44,187, as compared to $42,386 for the six months ended March 31, 2012. The increase in interest expense was due to a decrease in net borrowing during a majority of the period and the elimination of the derivative liability of the Company offset by the increased borrowing associated with Verity Farms II.

Net (Loss) Before Provision for Income Taxes

The net loss for the six months ended March 31, 2013 was $6,613,206 as compared to $221,347 for the six months ended March 31, 2012. The increase in net loss is primarily attributed to the increase in our operating expenses and the one time write off of goodwill attributed to the Verity Farms II acquisition on December 31, 2012.

Liquidity and Capital Resources

Operating expenses for the six months ended March 31, 2013 and 2012, were $6,869,467 and $371,319, respectively. The net loss for the six months ended March 31, 2013 and 2012 was $($6,547,229) and $(203,170), respectively.

As of March 31, 2013, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licensing. During the six months ended March 31, 2013, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting;

●	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring;

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

No stocks were issued during this period.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

EX-101.INS	XBRL INSTANCE DOCUMENT *

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT *

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE *

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITY CORP

Date: May 17, 2013	By:	/s/ Duane Spader
	Name:	Duane Spader
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2013	By:	/s/ Edward J Jakos, CPA
	Name:	Edward J Jakos, CPA
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

