Form 10-Q
period 2013-06-30
Verity Corp.
filed 2013-08-14
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 12, 2013, there were 7,135,298 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VERITY CORP.
(F/K/A AQUALIV TECHNOLOGIES, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	95,406	7,519
Accounts receivable	386,032	1,855
Inventory	574,226	1,156
Prepaid expenses	120,891	0
Other receivables	12,221	0
Total Current Assets	1,188,777	10,530

FIXED ASSETS
Land	2,400,000
Building	800,000
Accumulated depreciation - Building	(28,333)
Property, plant, and equipment	603,403	90,754
Accumulated depreciation - PP&E	(289,198)	(67,767)
Net Fixed Assets	3,485,872	22,987

OTHER ASSETS
Investment in Crop Resources	19,965	0
Total Other Assets	19,965	0

TOTAL ASSETS	4,694,614	33,517

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	240,309	128,145
Credit cards payable	41,157	0
Customer deposits	43,005	0
Notes payable	28,956	314,525
Notes payable - related party	3,396,267
Real estate loans, current portion	380,913	0
Accrued interest payable	138,238	19,166
Convertible note, net of discount	0	8,556
Derivative liability	0	18,963
Other liabilities	510	6,721

Total Current Liabilities	4,269,354	496,076

LONG TERM LIABILITIES:
Real estate loans, net current portion	2,792,078	0

Total Liabilities	7,061,432	496,076

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 share authorized 5,763,669 and 923,618 shares issued and outstanding, respectively
Series A Preferred	914	914
Series B Preferred	4,850	0
Series C Preferred (51 shares)	0	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized 8,035,298 and 5,620,970 shares issued and outstanding, respectively*	8,035	5,621
Capital in excess of par value	7,976,561	2,815,540
Retained earnings (Deficit)	(10,233,317)	(3,235,468)
Non-controlling interest	(123,862)	(49,176)

Total Stockholders’ (Deficit)	(2,366,818)	(462,559)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	4,694,614	33,517

* Reflects a 1:100 reverse stock split on 4/4/2013

See accompanying notes to consolidated financial statements.

VERITY CORP.

(F/K/A AQUALIV TECHNOLOGIES, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

REVENUES:
Sales	$1,428,021	$98,812	$2,108,885	$345,130
Service	-	-	-	-

Total Revenues	1,428,021	98,812	2,108,885	345,130

COST OF GOODS SOLD	742,951	17,858	1,151,874	83,601

GROSS PROFIT	685,070	80,954	957,011	261,529

OPERATING EXPENSES:
Consulting fees	23,500	3,190	210,500	33,675
Depreciation	37,917	-	77,140	2,100
Management fees	-	30,000	41,265	90,000
Marketing and advertising	34,815	-	82,802	-
Payroll expense	347,878	39,585	684,071	131,299
Professional fees	242,206	123,401	400,920	160,600
Rent	32,426	-	90,106	-
Repairs and maintenance	11,801	-	23,882	-
Research and development	4,265	188	13,457	1,175
Travel, meals, and entertainment	52,030	1,937	105,625	18,724
Loss on goodwill impairment, Verity Farms	152,611	-	5,943,533	-
Other general and administrative	115,336	62,073	250,676	200,071
Total Operating Expenses	1,054,785	260,374	7,923,977	637,644

LOSS FROM OPERATIONS	(369,715)	(179,420)	(6,966,965)	(376,115)

OTHER INCOME (EXPENSE):
Interest expense	(39,370)	(1,160)	(82,142)	(35,962)
Misc. Other Income (Expense)	(42,094)	0	(42,530)	0

LOSS BEFORE INCOME TAX PROVISION	(451,178)	(180,580)	(7,091,637)	(412,077)

PROVISION FOR INCOME TAXES	-	-	-	-

CONSOLIDATED NET LOSS	(451,178)	(180,580)	(7,091,637)	(412,077)

DISCONTINUED OPERATIONS
Income/(Loss) on operations for Focus	(35,053)	3,864	(7,799)	14,012

Net loss (income) attributable to non-controlling
interest, Aistiva	8,710	4,691	74,686	22,868

NET LOSS ATTRIBUTABLE TO COMPANY	$(477,522)	$(172,025)	$(7,024,750)	$(375,197)

BASIC LOSS PER SHARE	$(0.06)	$(0.04)	$(1.01)	$(0.09)
FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.03)	$(0.12)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	7,692,867	4,728,043	6,948,239	4,127,892

See accompanying notes to consolidated financial statements.

VERITY CORP.
(f/k/a AQUALIV TECHNOLOGIES, INC.)
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	For the Nine Months
	Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,024,750)	$(375,197)
Adjustments to reconcile net loss to net cash by operating activities:
Non-controlling interest in income of consolidated subsidiary	(74,686)	(22,868)
Depreciation	77,140	2,100
Issuance of stock for services received	216,788	52,500
Loss on goodwill impairment, Verity Farms	5,943,533	-
Loss on derivative liability, net	-	29,961
Net (increase) decrease in operating assets:
Accounts receivable	(384,177)	(1,645)
Inventory	(573,070)	(6,761)
Other receivable	(12,221)	-
Prepaid expense	(120,891)	-
Net increase (decrease) in operating liabilities:
Accounts payable	112,164	24,004
Credit cards payable	41,157	2,163
Customer deposits	43,005	-
Other liabilities	253,292	(12,795)

Net Cash Provided (Used) by Operating Activities	(1,502,718)	(308,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment	(41,602)	(20,264)
Payments for Verity acquisition	(4,850,000)	-

Net Cash Provided (Used) by Investing Activities	(4,891,602)	(20,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	6,574,767	285,036
Payments for notes	(320,034)	-
Proceeds of capital stock issuance	227,474	112,500

Net Cash Provided by Financing Activities	6,482,207	397,536

NET INCREASE (DECREASE) IN CASH	87,887	68,734

CASH AT BEGINNING OF PERIOD	7,519	3,732

CASH AT END OF PERIOD	$95,406	$72,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$0.00	$0.00
Income taxes	$0.00	$0.00

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to retire notes payable, derivative liability, and accrued interest	$276,282	$155,000
Issuance of preferred stock for acquisition	$4,850,000	$0

See accompanying notes to consolidated financial statements.

VERITY CORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2013

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Verity Corp. (the “Company”) is the parent of Verity Farms II, Inc. (“Verity Farms II”) and Aistiva Corporation (“Aistiva”) (fkaAquaLiv, Inc.). Verity Farms II is dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva has released products in the industries of water treatment, skincare, and agriculture. Aistiva is primarily known for the AquaLiv Water System product which also produces the majority of its revenue and blends well with the Verity Water systems.

Verity Farms II, Inc.

On December 31, 2012, the Company entered into that certain share exchange agreement (the “Share Exchange Agreement”) by and among the Company, Verity Farms II, Aistiva, and Focus Systems, pursuant to which the Company acquired 100% of the outstanding stock of Verity Farms II. Verity Farms II is dedicated to providing consumers with safe, high quality and nutritious food sources through sustainable crop and livestock production. Verity Farms II has built the foundation for expansion that is diversified into three distinct, yet interlinked, divisions operating six business units. The three divisions: Soil Preservation, Verity Water Systems and Consumer Products. Soil Preservation consists of Verity Farms and Verity Turf; Verity Water Systems comprises its own division; and, Consumer Products will consist of Verity Meats, Verity Produce and Verity Grains. The common goal within each business unit of Verity Farms II is to decrease chemical dependency, diminish the need for genetic modification, preserve the family farm, and ultimately, provide a nutritious, high-quality food source to consumers. Revenues generated from Verity Farms II’s products for the three months ended June 30, 2013 were $1,306,346 and for the six months ended June 30, 2013 were $1,767,019.

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

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry. Revenues generated from Aistiva’s products for the three months ended June 30, 2013 were $121,675 and for the nine months ended June 30, 2013 were $341,866.

AquaLiv Water System

The AquaLiv Water System is a water purification and enhancement apparatus that produces a high-quality drinking water. A variety of technologies are utilized in the system to remove impurities from the water, add minerals to the water, alter the molecule to molecule bonding structure of the water molecules, reduce the surface tension, improve the Oxidation Reduction Potential, and increase the pH, dissolved oxygen, and dissolved hydrogen content in the water. Additionally, the water’s bio-information is altered to resemble spring water before processing and treatment. The AquaLiv Water System has approximately 530users and produces approximately 99% of Aistiva’s sales revenues. The Aistiva water systems provide a key link to Human water consumption that is missing in the Verity water systems.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of the accounts receivables collectibles. Judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to different receivables categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy to make an allowance equivalent to approximately 5% of the gross amount of accounts receivables. Additional specific provision is made against accounts receivables to the extent which they are considered to be doubtful.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to net income. There were no changes in the general provisioning policy in the past since establishment and management considers that the aforementioned general provisioning policy is adequate, not excessive and does not expect to change this established policy in the near future. As of June 30, 2013 and September 30, 2012, the Company recorded an allowance for uncollectible accounts in the amounts of $22,321 and $0, respectively.

Inventories

Inventories consist of raw materials and finished goods and goods available for resale, which are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand, which was approximately 5% of ending inventories at the reporting periods. The spoilage will be written-off directly to the profit and loss when it occurs. As of June 30, 2013 and September 30, 2012, the Company recorded an allowance for obsolete inventories in the amounts of $33,630 and $10,403, respectively.

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

Impairment of Long Lived Assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification Topic 360, “Property, Plant and Equipment” (“ASC 360”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. The Company evaluated the recoverability of the fixed assets and did not recognize any impairment during the period ended June 30, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013 and September 30, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the nine month s ended June 30, 2013.

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

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes ” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure. For the six months ended June 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2013 and September 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended June 30, 2013.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company had a retained deficit of $10,233,317 and current liabilities in excess of current assets by $3,080,577. During the three months ended June 30, 2013, the Company incurred a net loss of $477,522 and during the nine months ended June 30, 2013, the Company incurred negative cash flows from operations of $1,502,718. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended June 30, 2013, the Company’s officers, either personally or through companies in their control, extended an additional use of credit in the amounts of $50,000, and $445,000 for total outstanding loans of $341,267, $3,055,000, respectively. The credit carries various interest rates ranging from 3.0% to 6.0%. Additionally, there are two real estate notes payable to companies under the control of an officer of the Company in the amounts of $2,400,000 and $500,000. The real estate credit carries an interest rate of 6%.

NOTE 5 – VERITY FARMS ACQUISITION

December 31, 2012

Acquisition value

Capital in excess of par	$4,845,150
Preferred shares – 4,850,000 Series B	4,850
Assumed liabilities	5,665,579
Total Acquisition value	$10,515,579

Valuation classification
Cash	$227,474
Accounts receivable	62,775
Inventory	495,323
Notes receivable	96,756
Land	2,400,000
Warehouses	800,000
Equipment	298423
Other assets	191,296

Goodwill	5,943,533
Impairment of Goodwill	(5,943,533)
Goodwill, net	—

Net value	$4,572,046

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of June 30, 2013 and September 30, 2012:

	6/30/2013	9/30/2012

Gross accounts receivable from customers	$408,353	$0
Allowance for doubtful customer accounts	(22,321)	(0)
Accounts receivable, net	$386,032	$0

The bad debt expenses of $(9,194) and $0 were recognized during the nine months ended June 30, 2013 and 2012, respectively, in the accompanying consolidated statements of operations.

NOTE 7 – INVENTORIES

Inventories as of June 30, 2013 and September 30, 2012 consisted of the following:

	6/30/2013	9/30/2012

Raw materials	$120,355	$5,201
Work in Process	0	1,734
Finished goods	487,501	4,623
	607,856	11,558
Allowance for obsolete inventories	(33,630)	(10,403)
Inventories, net	$574,226	$1,156

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company recorded cost of goods sold due to inventories obsolescence in amount of $6,467 and $0 during the nine months ended June 30, 2013 and 2012, respectively.

NOTE 8 – PREPAID EXPENSES

As of June 30, 2013 and September 30, 2012, the Company had prepaid expenses of $120,891 and $0, respectively, and consisted of the following:

	6/30/2013	9/30/2012

Prepaid insurance	$27,905	$0
Prepaid inventories	92,986	0
Total	$120,891	$0

NOTE 9 – FIXED ASSETS

	6/30/2013	9/30/2012
Machinery and equipment	$510,572	$83,881
Software and website development	66,340	0
Furniture and fixtures	26,492	6,873
Land	2,400,000	0
Warehouses	800,000	0

Total property and equipment	3,803,403	90,754
Less accumulated depreciation	(317,531)	(67,767)

Net property and equipment	$3,485,872	$22,987

Depreciation expense for the nine months ended June 30, 2013 and 2012 was $77,140 and $0, respectively.

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

NOTE 10 – INVESTMENT IN PARTNERSHIP

In 2006, Verity Farms II acquired a 19% interest in Crop Resources LLC by contributing $25,000 cash to the partnership. Investment in partnership was comprised of the following amounts as of June 30, 2013 and September 30, 2012, respectively.

Partnership	Crop Resources LLC
Percentage of Ownership	19%
Book Equity 9/30/2012	$19,798
Share of Net Income/(Loss)	167

Book Equity 6/30/2013	19,965

NOTE 11 – NOTES PAYABLE

At fiscal quarter ended June 30, 2013, the Company had notes payable in the amount of $6,598,214, compared to $314,525 as of September 30, 2012. The notes included a note payable to an affiliated company of one of our former officers in the amount of $28,955, which is not secured by collateral of the Company, carries accrued interest of 6% and is due on demand by the holder. The second note payable is to our President in the amount of $341,267, is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013. A third note payable is to our President in the amount of $2,565,000 is unsecured, carries an interest rate of 3% and is due on demand. A fourth note payable is to our President in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. A fifth note payable is to our President in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. A sixth note payable is to a company under the control of our President in the amount of $500,000, is secured by real estate, carries an interest rate of 6% and is due in September 2017. A seventh note payable is to a company under the control of our President in the amount of $2,400,000, is secured by real estate, carries an interest rate of 6% and is due in September 2018. An eighth note payable is to an unaffiliated party in the amount of $272,991, is secured by real estate, carries an interest rate of 6% and is due in January 2015.

NOTE 12 – CUSTOMER DEPOSITS

As of June 30, 2013 and September 30, 2012, the Company had customer deposits of $43,005 and $0, respectively, representing payments received for orders not yet shipped.

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

On April 12, 2013, the Company issued 69,672 shares of common stock to Dayspring Capital as compensation for their consulting services valued at $29,958.96.

On April 12, 2013, the Company issued 278,686 shares of common stock to Maxim Partners LLC as compensation for their consulting services valued at $119,834.98.

NOTE 14 – CONCENTRATIONS

At June 30, 2013, 11.6% of the Company’s accounts receivable was due from a single customer. During the nine months ended June 30, 2013, 7.5% of the Company’s revenues were generated from a single customer compared to 2% for the nine months ended June 30, 2012.

NOTE 15 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through June 30, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2013 and 2012, respectively, is as follows:

	2013	2012
Total Deferred Tax Asset	$(924,000)	$(410,000)
Valuation Allowance	924,000	410,000
Net Deferred Tax Asset	$-	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the nine months ended June 30, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	35.0%	35.0%

State income tax, net of federal tax benefit	0.0%	0.0%

Total	35.0%	35.0%

Valuation allowance	-35.0%	-35.0%

Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $302,000 and $113,000 in the nine months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $2,640,000 which expires in the year 2033.

NOTE 16 – SUBSEQUENT EVENTS

On July 25, 2013, the Company entered into an agreement with Sawmill Partners, LLC, Amboy Equities, Inc., Fide Management, Inc., and Virtu Consulting Services, Inc. to rescind their prior agreements, to cancel their Shares totaling 900,000 and to have their debt in the aggregate principal amount of $72,000 reinstated and mature on January 15, 2014.

NOTE 17 – DISCONTINUED OPERATIONS

In March 2013 the Company’s operating subsidiary FOCUS ceased operations due to change in management. FOCUS represented less than 0.1% of the Company’s revenues in 2013 and 7% in 2012. The discontinued operations are reported in these financial statements as for the nine months ended June 30, 2013 and June 30, 2012 as follows:

	June 30, 2013	June 30, 2012

REVENUES:
Sales	$1,922	$26,555
Cost of sales	-	(8,930)
Gross profit (loss)	1,922	17,625

EXPENSES:
Selling, general and administrative expenses	-	(5,282)

Professional Fees	275	116

Interest expense	1,414	8,779

Loss on discontinued operations	8,032	-

Net Income/(Loss)	$(7,799)	$14,012

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

Overview

The Company is the parent of Verity Farms II, Inc. (“Verity Farms II”), Aistiva Corporation (“Aistiva”) (fkaAquaLiv, Inc.). Verity Farms II is dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva’s technology alters the behavior of organisms, including plants and humans, without chemical interaction. From increased crop yields to drug-free medicine, Aistiva is providing innovative, ingredient-free solutions to the world’s largest problems. The company’s platform technology influences biological processes naturally and without chemical interaction. To date, Aistiva has released products in the industries of water treatment, skincare, and agriculture.

Verity Farms II, Inc.

On December 31, 2012, the Company entered into that certain share exchange agreement (the “Share Exchange Agreement”) by and among the Company, Verity Farms II, Aistiva, and Focus Systems, pursuant to which the Company acquired 100% of the outstanding stock of Verity Farms II. Verity Farms II is dedicated to providing consumers with safe, high quality and nutritious food sources through sustainable crop and livestock production. Verity Farms II has built the foundation for expansion that is diversified into three distinct, yet interlinked, divisions operating six business units. The three divisions: Soil Preservation, Verity Water Systems and Consumer Products. Soil Preservation consists of Verity Farms and Verity Turf; Verity Water Systems comprises its own division; and, Consumer Products will consist of Verity Meats, Verity Produce and Verity Grains. The common goal within each business unit of Verity Farms II is to decrease chemical dependency, diminish the need for genetic modification, preserve the family farm, and ultimately, provide a nutritious, high-quality food source to consumers. Revenues generated from Verity Farms II’s products for the three months ended June 30, 2013 were $1,306,346 and for the nine months ended June 30, 2013 were $1,765,677.

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

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry. Revenues generated from Aistiva’s products for the three months ended June 30, 2013 were $121,675 and for the nine months ended June 30, 2013 were $341,866.

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

AgSmart Potato

AgSmart Potato is a combined service and product offering that has shown increases in potato yields by over 100% in market value (calculated using recent size/weight values coupled with average test results between treated and untreated test plots)under initial company testing. Treated potato crops have a consistent number of potatoes compared to untreated crops, however, the average size and weight are significantly increased while the normal counts of waste-sized potatoes are greatly reduced. Treated crops have also shown to be more resistant to pests and diseases caused by bacteria and viruses. AgSmart Potato is 100% natural and organic standards compliant and uses no chemical fertilizers, herbicides, or pesticides. AgSmart Potato benefits potato plants by encouraging greater root growth and photosynthesis ability while controlling bacterial and fungal activity. The Company plans on performing further third party commercial tests of the product prior to commercial distribution. The product is still under development and not yet available to the general public.

NatuRx Medication Alternatives

Based on Aistiva’s bio-information technology, NatuRx formulations utilize bio-information composites in lieu of active-molecules (drugs) for treatment. The formulations are non-toxic and have no contraindications. NatuRx formulations are in development and not yet available to the general public.

Plan of Operation

The Company is committed to the sustainability of the “family farm” and a way of life for the American family farmer. Verity Farms II, through sustainable “bio-diversity best practices” soil management programs, decreases chemical dependency and reduces the application of genetic engendered products and byproducts in food production. The Company is now a vertically integrated premium natural food producer and purveyor utilizing innovative and proven food production methodologies that enhance the overall health benefits in plants, animals and human beings while improving taste and fortifying essential nutrition value.

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

Results of Operations

For the Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012 and for the Nine Months Ended June 30, 2013 Compared with the Nine Months Ended June 30, 2012

Revenues

The revenues for the three months ended June 30, 2013 were $1,428,021 as compared to $98,812 for the three months ended June 30, 2012. The revenues for the nine months ended June 30, 2013 were $2,108,885 as compared to $345,130 in the nine months ended June 30, 2012. Sales revenue from Verity Farms II was $1,306,346 or 91.5% of our revenue for the three months and $1,767,019 or 83.7% of our revenue for the nine months ended June 30, 2013. Sales revenue from Aistiva was $121,675 or 8.5% for the three months and $341,866 or 16.3% of our revenue for the nine months ended June 30, 2013. When compared to the same periods in 2012, Verity Farms II provided no revenue and Aistiva provided $98,812 and $345,130 respectively. Revenue recognition is accounted for as follow: Sales revenue is billed, paid, and shipped in the same period each month; service revenue is billed in advance on the first day of the month that service is rendered. The Company anticipates revenues to increase in future quarters due to the acquisition of Verity Farms II.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2013 and 2012 were $742,951 and $17,858 where as for the nine months ended June 30, 2013 and 2012 were $1,151,874 (54.6% of total revenues) and $83,601 (24.2% of total revenues), respectively. The increase in Cost of goods sold was a result of Verity Farms II’s lower margin on their agricultural products compared to Aistiva’s manufacturing products.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $1,054,785 and for the nine months ended June 30, 2013 were $7,923,977 as compared to $260,374 for the three months ended June 30, 2012 and $637,644 for the nine months ended June 30, 2012. Of the $794,411 increase in operating expense for the three months ended 19.2% is directly related to an adjustment to the loss on goodwill impairment on Verity Farms II associated with recording the effect of the audit adjustments to Verity Farms II’s December 31, 2012 balance sheet and the inclusion of Verity Farms II operating expense of $652,056 for the three months ended June 30, 2013. Of the $7,286,633 increase in operating expense for the nine months, 81.6% is directly related to the loss on goodwill impairment on Verity Farms II of $5,943,533 due to the one time write down of goodwill attributed to the acquisition of that business during the three months ended December 31, 2012 and the inclusion of Verity Farms II operating expense of $1,227,243 for the six months ended June 30, 2013. The Company expects operating expenses to remain higher than previously comparable quarters as the Company expands its services and incorporates the acquisition of Verity Farms II.

Other Income and Expense

Interest expense for the three months ended June 30, 2013 was $39,370 and for the nine months ended June 30, 2013 was $82,142, as compared to $1,160 for the three months ended June 30, 2012 and $35,962 for the nine months ended June 30, 2012. The increase in interest expense was due to a decrease in net borrowing during a majority of the period and the elimination of the derivative liability of the Company offset by the increased borrowing associated with Verity Farms II.

Net (Loss) Before Provision for Income Taxes

The net loss for the three months ended June 30, 2013 was $451,178 and for the nine months ended June 30, 2013 was $7,091,637 as compared to a net loss of $180,580 for the three months ended June 30, 2012 and compared to a net loss of $412,077 for the nine months ended June 30, 2012. The increase in net loss is primarily attributed to the increase in our operating expenses and the one time write off of goodwill attributed to the Verity Farms II acquisition on December 31, 2012.

Liquidity and Capital Resources

Cash flows provided by operating activities were ($1,502,550) and ($308,538) for the nine months ended June 30, 2013 and 2012 respectively. This negative cash flow is a result of operating activities exceeding the revenue stream, compounded by an increase in customer receivables, and inventory during the nine months ended June 30, 2013.

Cash flows used in investing activities were ($4,891,602) and ($20,264) during the nine months ended June 30, 2013 and 2012, respectively. This was mainly attributed to the issuance of stock for the purchase of Verity Farms II on December 31, 2012.

Cash flows provided by financing activities were $6,482,207 for the nine months ended June 30, 2013 and $397,536 for the nine months ended June 30, 2012. For the nine months ended June 30, 2013, the cash flow provided by financing activities was attributed mainly to the acquisition of Verity Farms II. For the nine months ended June 30, 2012, the cash flow provided by financing activities was attributed an increase in derivative liabilities which were settled in 2013.

Capital Expenditures

Overall, we have funded most of our cash needs from Verity Farms II inception through June 30, 2013 to solidify the foundational structure needed for growth with a series of loans from related parties. If we are unable to receive additional cash for revenue growth from our related parties, we will need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $95,406 on hand as of June 30, 2013. Currently, we do not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. Our estimated working capital requirement for the next 12 months is at a minimum of $1,000,000, with an estimated burn rate of $85,000 per month.

Management has determined that general expenditures must be reduced unless revenue growth is obtained, additional capital will be required in the form of equity or debt securities to maintain operations. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise drastically modify our business strategy.

Going Concern

We have limited working capital and limited revenues from sales of products, services, or licensing. During the nine months ended June 30, 2013, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On April 12, 2013, the Company issued 69,672 shares of common stock to Dayspring Capital as compensation for their consulting services valued at $29,958.96.

On April 12, 2013, the Company issued 278,686 shares of common stock to Maxim Partners LLC as compensation for their consulting services valued at $119,834.98.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL INSTANCE DOCUMENT**

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITY CORP

Date: August 14, 2013	By:	/s/ Duane Spader
	Name:	Duane Spader
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Edward J Jakos, CPA
	Name:	Edward J Jakos, CPA
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

