Form 10-K
period 2013-09-30
Verity Corp.
filed 2014-01-14
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VERITY CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-147367	38-3767357
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

47184 258th Street

Sioux Falls, SD 57107

(Address of principal executive offices, including zip code)

(605) 543-5985

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 10, 2014, the registrant had 9,177,201 shares of its common stock outstanding.

Documents Incorporated By Reference: None.

VERITY CORP.

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2013

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,”“intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

Item 1. Business.

BACKGROUND

On December 31, 2012, AquaLiv Technologies, Inc (“ALTI”) and Verity Farms II, Inc. (“Verity Farms”), a South Dakota corporation, entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, ALTI acquired 100% of the authorized and issued shares of Verity Farm in exchange (the “Exchange”) for 4,850,000 shares of Series B Convertible Preferred Stock, par value $0.001, of ALTI, representing approximately 86% of the outstanding shares of ALTI, on a fully-diluted basis, assuming conversion into common stock. As a result of the Exchange and the other transactions contemplated thereunder, Verity Farms is now a wholly-owned subsidiary of the ALTI and ALTI acquired Verity Farms’s business operations, including the real estate holdings, and its subsidiaries. As part of the Exchange, a change in control took place and Duane Spader was appointed chief executive officer of ALTI. A name change to Verity Corp. and the administrative closing of FOCUS, an ALTI subsidiary, were part of the Exchange. In addition, Mr. Spader received shares of Series C Preferred stock which entitle him at all times to vote with the common stock holders on all matters and cast 51% of the votes, thereby ensuring his control of matters voted upon.

On April 1, 2013, we changed our name change from AquaLiv Technologies Inc. to Verity Corp. and our stock symbol changed to VRTY.

AquaLiv Technologies, Inc. (now “Verity”) was formed under the laws of the State of Nevada on April 11, 2006 originally under the name of Infrared Systems International “ISI” as a wholly-owned subsidiary of China Sxan Biotech, Inc. (“CSBI”) (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

Verity Corp.

Verity Corp. is the parent of Verity Farms II, Inc. (“Verity Farms II”) and Aistiva Corporation (“Aistiva”) (fka AquaLiv, Inc.). Verity Farms II is dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva has released products in the industries of water treatment, skincare, and agriculture. Aistiva is primarily known for the AquaLiv Water System product which produces the majority of its revenue and also blends well with the Verity water systems.

Verity Farms II, Inc.

On December 31, 2012, Verity entered into that certain share exchange agreement (the “Share Exchange Agreement”) by and among Verity, Verity Farms II, Aistiva, and Focus Systems, pursuant to which Verity acquired 100% of the outstanding stock of Verity Farms II. Verity Farms II is dedicated to providing consumers with safe, high quality and nutritious food sources through sustainable crop and livestock production. Verity Farms II has built the foundation for expansion that is diversified into three distinct, yet interlinked, divisions operating six business units. The three divisions: Soil Preservation, Verity Water Systems and Consumer Products. Soil Preservation consists of Verity Farms and Verity Turf; Verity Water Systems comprises its own division; and, Consumer Products will consist of Verity Meats, Verity Produce and Verity Grains. The common goal within each business unit of Verity Farms II is to decrease chemical dependency, diminish the need for genetic modification, preserve the family farm, and ultimately, provide a nutritious, high-quality food to consumers.

Verity Farms (The VerityCorp. flagship, providing healthful and sustainable food production services and products)

Since the 1970’s, farmers associated with Verity Farms II and its subsidiaries/predecessors have dedicated their farming practices to healthy soil and non-GMO crop production based upon natural practices and limited chemical applications. Since June 2011, substantial personnel and facilities resources have been invested into building an organizational model capable of expanding those early efforts into an effective and efficient platform for growing natural and healthful food products. During the Spring and Summer of 2013,invaluable lessons learned over decades of specialized and practical applications upon thousands of acres by dedicated farmers were finally distilled into Verity Farm’s first fully-integrated set of Soil & Plant Health Programs. The programs remove substantial barriers for the farmer desiring to farm the Verity way by providing a unified methodology to unlock soil potential that was previously destroyed by excessive chemical usage.

The programs are V-1 SOIL HEALTH- preparing soil for the next crop, V-2 PLANT IGNITOR- nurturing seed and soil for greater root systems, growth and yield potential, and V-3 PLANT ACCELERATORS- proper plant fueling during key growth stages.

The value of these programs is twofold. With substantial barriers removed in the adoption of Verity methods, increased adoption rates are expected. Further, growth of Verity Farms will no longer be limited by a lack of highly specialized personnel as non-specialized personnel can rely upon the programs to provide specific recommendations to our farmer/producer customers.

Development of the Soil & Plant Health Programs has been costly and labor intensive. However, major obstacles both in customer acquisition and organizational growth have now been eliminated, and the efficiencies of our newly developed programs will fuel Verity’s market penetration, scalability and profitability.

Verity Turf

Verity Farms II has developed an environmentally-friendly, Organic Materials Review Institute (“OMRI”) approved fertilizer that produces a natural, weed-free lawn that is safe for both people and pets. The product is a natural offshoot of the farm services business of soil sustainability and healthful food production. It nurtures grass by enhancing the natural biology of the soil.

Verity Water Systems

Verity Water Systems units are maintenance-free products designed to be used directly in water lines to both revitalize the water at the molecular level and to increase the water’s energy-carrying capability. Different models are designed according to the water capacity needed. Some potential benefits of Verity Water Systems as represented by Verity include: healthier livestock and poultry through improved hydration, oxygenation and vitality; plants require less water; increase in nutrient content of seed crops and produce; plants better withstand extremes in hot and freezing temperatures; significantly increased bio-availability of nutrients; longer shelf life of agricultural produce and cut flowers; decreased seed germination time; greatly improved aerobic bacterial activity; reduction in mineral deposits like calcium, iron and aragonite; reduced bio-uptake of pollutants and toxins; and increased life span of water valves, pipes, hot water heaters, swamp-coolers and humidifiers.

The addition of Aistiva’s expertise and technology in water enhancement, including their AquaLiv Water System product, is a major complement and exciting enhancement to Verity Water’s products and capabilities. The increased value and blended usage of both teams’ technologies and products are planned as resources allow. (See AquaLiv Water)

Verity Grains

Verity Grain comes from the harvest of Verity Farms Crops. These grains originate from only non-GMO (non-genetically modified organism) seeds which are raised on soil which has tested below detectable limits for 250 known carcinogens and chemicals residues (test performed by independent labs using FDA and EPA test methods/guidelines). Following harvest, these grains are again tested for the 250 known carcinogens and chemical residues. Those grains which test free from those carcinogens and chemicals are then Verity Farms II certified to be fed to livestock and sold for consumption.

Verity Meats

Verity Meats offers all-natural meat products born and raised with pride by American Family Farmers. Working with only a core group of dedicated livestock producers throughout South Dakota, Minnesota and Iowa, Verity has tailored production protocols to directly achieve end-product needs. By knowing the importance of using quality inputs for quality results, Verity Meats producers follow a program based on many years of practical knowledge and utilizes the best of animal nutrition, health, technology, and economics. Verity Family Farmers follow defined protocols for the production of their grain and livestock. The protocols require that only Verity Grains (chemical free) are to be fed to livestock. The result is the highest quality meats available, in both flavor and nutrition for the consumer. While operations have been limited to date, Verity Meats will expand as resources allow.

Verity Produce

Verity Produce is the newest, and could become one of the most crucial components of Verity. Verity Produce consists of fruits and vegetables which are raised for human consumption. Verity Produce has been patterned after the Verity Farms crop production program, utilizing the same concept of creating a healthy, balanced soil. This creates an optimum environment for plants to grow and flourish. The V 1,2,3 programs are currently being adapted for produce production.

AISTIVA CORPORATION

Aistiva’s scientists discovered that most substances and compounds have a unique information signature that influences biological processes via a magnetic cellular mechanism (non-chemical). Verity’s technology records this biologically significant magnetic information (bio-information) from a compound or substance and allows for the manipulation, combining, and subsequent transmittal to an organism. Bio-information from a variety of sources are combined and/or altered to produce a bio-information composite designed to influence specific biological processes. The composite can be transmitted to an organism via a variety of methods, including mineralized water, electromagnetic wave, or magnetic field. This technology has the potential to greatly enhance the Verity chemical free plant and animal productions.

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry.

AquaLiv Water System

The AquaLiv Water System is a water purification and enhancement apparatus that produces a high-quality drinking water. A variety of technologies are utilized in the system to remove impurities from the water, add minerals to the water, alter the molecule to molecule bonding structure of the water molecules, improve the Oxidation Reduction Potential, and increase the pH, dissolved oxygen, and dissolved hydrogen content in the water. Additionally, the water’s bio-information is altered to resemble spring water before processing and treatment. The AquaLiv Water System has approximately 530 users and produces approximately 99% of Aistiva’s sales revenues. Verity’s food products are intended to benefit the health of humans, and the AquaLiv Water System is no different.

Infotone Hydrating Mist

Infotone Hydrating Mist is a skincare product designed to clear blemishes, fade wrinkles, and even skin tone. Each mister contains a ceramic bead infused with Aistiva’s bio-information technology. The technology allows simple spring water to activate skin’s natural healing ability resulting in clear, youthful, and glowing skin. Infotone Hydrating Mist is refillable for a full year making it an economical and sustainable skincare product. The mist is 100% natural and hypoallergenic and contains no parabens, additives, chemicals, GMOs, fragrances or artificial ingredients. The benefits of using the product are primarily derived through the elimination of a common skin parasite responsible for irritation (found on 50% of all adults), decreasing the production of melanin in cells that are overproducing and increasing skin hydration. The Infotone Hydrating Mist has approximately 850 users and produces approximately 1% of Aistiva’s sales revenues. At present, the product is being reformulated to be more effective and non-refillable, the latter aspect of great importance to attracting retail distribution.

AgSmart Rice

AgSmart Rice is a combined service and product offering that increases rice yields by 30-60% on average (data from actual commercial usage) while decreasing the duration before harvest by approximately one month. Treated rice crops are more resistant to pests, diseases, and wind/hail damage. AgSmart Rice is 100% natural and organic standards compliant and uses no chemical fertilizers, herbicides, or pesticides. AgSmart Rice benefits rice plants by encouraging greater root growth and photosynthesis ability. AgSmart Rice has been available since 2011 and is currently used by two farms at no charge for their aid in AgSmart Rice’s development. AgSmart Rice is not marketed due to a lack of financial resources and personnel. As of today, AgSmart Rice does not produce any revenue.

AgSmart Potato

AgSmart Potato is a combined service and product offering that has shown increases in potato yields by over 100% in market value (calculated using recent size/weight values coupled with average test results between treated and untreated test plots) under initial company testing. Treated potato crops have a consistent number of potatoes compared to untreated crops. In addition, the average size and weight are significantly increased while the normal counts of waste-sized potatoes are greatly reduced. Treated crops have also shown to be more resistant to pests and diseases. AgSmart Potato is 100% natural and organic standards compliant and uses no chemical fertilizers, herbicides, or pesticides. AgSmart Potato benefits potato plants by encouraging greater root growth and photosynthesis ability while controlling bacterial and fungal activity. Verity plans on performing further third party commercial tests of the product prior to commercial distribution. The product is still under development and not yet available to the general public.

NatuRx Medication Alternatives

Based on Aistiva’s bio-information technology, NatuRx formulations utilize bio-information composites in lieu of active-molecules (drugs) for treatment. The formulations are non-toxic and have no contraindications. NatuRx formulations are in development and not yet available to the general public.

Verity Farms II and Aistiva Resources combined

Verity’s practical and historically proven crop and animal production practices combined with the “scientific potential” of Aistiva’s next-generation technology, will be a synergistic combination that we believe provides Verity with a significant competitive advantage in the healthful food production industry.

COMPETITION

Both Verity Farms II and Aistiva are in environments of heavy competition. However, each has competitive advantages that can propel their growth with proper resources and effective management. For each just a fraction of market share will provide substantial growth opportunities.

The competitive advantage of Verity lies in its extensive applied and accrued knowledge of sustainable farming practices. In the 1970’s, the easier and more attractive model of “PLANT – SPRAY – HARVEST” was developed. The 70’s model treated undesirable events with chemical-based solutions. Today, there is evidence that increased chemical usage destroys the productivity of soil and requires progressively more chemicals to achieve comparable yields with each passing year. These chemicals contaminate the crops and food produced from them, resulting in nutritional deficiencies and increased health risks for consumers. As the chemical-based model became predominant, traditional farming methods that required knowledge to “prevent” undesirable events were lost. Verity’s sustainable farming model is increasingly being recognized as an alternative to conventional chemical based agriculture, particularly as the healthful food sector continues to gain ground.

With the advancement of the V 1,2,3 programs, Verity Farms II has made nature-based food production both adoptable in the marketplace and scalable as Verity’s customer base increases. Combined with Aistiva’s products and technology, we believe Verity has a unique product and service offering in the marketplace.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

VERITY CORP and its subsidiaries retain:

“VERITY” name trademarks

Patented Aquaknox water system restoration process

A royalty agreement of the Verity Turf product developed with co-producers that vary from 3% to 1% of manufactured costs

AISTIVA CORPORATION

AquaLiv® is a registered trademark belonging to Aistiva Corp. The trademark’s duration is perpetual while in use.

The Japanese patent personally owned by Dr. Ichimura, Aistiva’s Chief Science Officer, covers some aspects of Aistiva’s technology and was granted in 2008 for a term of 20 years. Dr. Ichimura, in his discretion, allows Aistiva the use of said patent. Verity currently has no other patents or patent applications pending relating to Aistiva.

RESEARCH AND DEVELOPMENT ACTIVITIES

For the fiscal years ending September 30, 2013 and 2012, Verity and its subsidiaries have spent approximately $36,140 and $1,213 on research and development costs, respectively.

EMPLOYEES

As of September 30, 2013 Verity and its subsidiaries had 25 employees and three independent contractors.

Item 1A. Risk Factors.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed.

Risks Related to Our Business

If our efforts to attract and retain customers are not successful, our business will be adversely affected.

Verity is a healthy food integrator and has developed a solution for farmers to enhance soil health and improve sustainable agriculture. The Verity solution is a new program for farmers to convert from current farming practices and farmers do not have the ability to convert an entire farm to a new process. Farmers will dedicate a percentage of growing acreage to test the Verity method before committing additional acreage for the Verity program.

The risks of maintaining, attracting and retaining customers are as follows; a) Farmers may be slow to adapt to new growing methods or technologies and the long sales cycle could have an adverse effect on revenue growth, b) Farmers do not have the ability to quickly change growing methods and, c) the marketplace for sustainable agriculture is very popular; however the conversion from traditional methods to sustainable methods requires an investment of time, capital and acreage that can disrupt a farmer’s supply chain deliverables to its customers, d) the marketplace may not require or demand a healthy food integrator.

The farming/agriculture business is our core customer, and the business is dependent on outside factors (i.e., weather that can shorten or destroy growing seasons, customer demand, insect infestation, etc.).Many farmers have often experienced setbacks after making commitments to organizations that asked the farmer to produce more healthful food at their expense, only to have the purchase commitment withdrawn after production was completed. This factor caused many farmers to fail, and they can be hesitant to change methods without testing a small portion of the growing acreage.

If we do not generate adequate revenues to finance our operations, our business could fail.

Upon the completion of the Exchange, the combined retained deficit of Verity was $9,253,073. Since that time through September 30, 2013, we had additional net losses of $1,575,608. Our expected revenue generation and expenses are difficult to predict because of the annual nature of farming, and there can be no assurance that revenues will be sufficient to cover operating costs for the foreseeable future. It is expected it will be necessary to raise additional funds for our operations. If we are unable to raise funds to cover any operating deficit or dramatically reduce our operational costs in the next twelve months, our business could fail.

Because we had incurred a loss and have not fully implemented our planned principal operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended September 30, 2013, our accountants have expressed doubt about our ability to continue as a going concern as a result of operating losses since inception, the failure to yet commence planned principal operations, and current liabilities in excess of current assets. Our ability to achieve and maintain profitability and positive cash flow is dependent on such factors as our ability to dramatically increase sales through our newly established V 1,2,3 programs or a substantial special contract. Based upon current expectations we anticipate that our operating costs may continue to exceed our needed revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues increases the risk of failure or substantially reduces operating and research and development expenses.

Issuances of our stock could dilute current stockholders and adversely affect the market price of our common stock, if a public trading market develops.

We have the authority to issue up to 1,000,000,000 shares of common stock, 50,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. We are currently working on financing plans for future growth and acquisitions, product development, and service development. We may need to raise additional capital to fund operations. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. Verity has the ability to issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval, or in connection with one or more acquisitions. No such transactions currently are planned.

The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, or proxy contest by making these attempts more difficult or costly to achieve.

Our articles of incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Our Articles of Incorporation eliminate the liability of our directors for monetary damages to the fullest extent permissible under Nevada law. Nevada law permits the elimination of the personal liability of a director or officer for damages for breach of fiduciary duty as a director or officer. Although such a provision must not eliminate the liability of a director or officer for (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (b) the payment of distributions in violation of Nevada Revised Statutes Section 78.300. This exculpatory provision may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Increased competition in the production of food, crop inputs, turf and water services could affect our ability to successfully market our products.

Each of our businesses operates in highly competitive arenas. There are numerous companies providing similar services and products in the United States. Many of our competitors may have greater financial resources and perhaps more expertise in these arenas. Our ability to generate revenues will depend on our ability to successfully market our products in this highly competitive environment.

Enforcing and protecting our proprietary information can be costly and adversely affect our business, results of operations and financial condition

If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected. We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. We also may need to engage in litigation in the future to enforce patent rights. In addition, we may receive communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend or enforce our proprietary technology.

The share voting control position of officers and directors may limit the ability of other stockholders to influence corporate actions.

Officers and directors control voting rights equal to at least 51% of the outstanding shares. Other stockholders, individually or as a group, will be at a disadvantage in their ability to effectively influence the election or removal of our officers and directors, the supervision and management of the business or a change in control of, or the sale of, our company, even if stockholder believed such changes were in the best interest of our stockholders.

Risks Related to Our Common Stock

At this time we are not listed on the OTCBB, which could limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, Verity will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by Verity contained a material misstatement of fact or was misleading in any material respect because of Verity’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Compliance and continued monitoring in connection with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

LOCATION	LEASE/OWN	MONTHLY RENT
Corporate Office Sioux Falls, South Dakota	Lease	$5,000
Warehouse Orange City, Iowa	Own
Warehouse Pelham, Georgia	Own
Land Sioux Falls, South Dakota	Own

Verity owns three real estate properties:

Orange City Warehouse at 3480 440th St, Orange City, Iowa, 51041, $300,000 purchase price, Mortgage Loan at 4.7% interest, monthly payments are $2000 per month, principal of $256,662.08 due 1/1/2015.

Pelham Warehouse at 2159 US Hwy 19th So. Pelham, Georgia, 31779, $500,000 purchase price, 5 year Mortgage 6.0% interest, annual payment $100,000 due September 20th each year.

Sioux Falls 240 Acre Land Acquisition at 25910 Slip up Creek, Sioux Falls, SD, purchase price $2,400,000, 6 year mortgage loan at 6%, annual payment $400,000 due September 20th each year.

The Pelham Warehouse and Sioux Falls Land are mortgage loans held bya board member and principal stockholder. At September 30th 2013 the annual payment due for the Pelham Warehouse and Sioux Falls Land was deferred until September 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently quoted on the OTCQB under the symbol “VRTY.” There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter since September 30, 2010. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter ended	Split Adjusted
	High	Low
December 31, 2011	$0.63	$0.07
March 31, 2012	$1.55	$0.51
June 30, 2012	$0.60	$0.19
September 30, 2012	$0.38	$0.13
December 31,2012	$0.17	$0.06
March 31, 2013	$0.81	$0.10
June 30, 2013	$0.74	$0.30
September 30, 2013	$0.75	$0.37

(b) Holders

As of December 302013, there were approximately 1,444 holders of record of our common stock.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Unregistered Sales of Equity Securities

During the fiscal year ending September 30, 2013, Verity issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On October 9, 2012, Verity issued 21,483,871 shares of common stock to Asher Enterprises, Inc to retire $13,320.00 in debt and accrued interest.

On November 11, 2012, Verity issued 25,548,889 shares of common stock to Auctus Private Equity Management, Inc. (“Auctus”) as commitment shares valued at $22,994 pursuant to the Equity Agreement.

On December 10, 2012, Verity issued 120,000,000 shares of common stock to four shareholders to retire a total of $95,182.16 in debt and accrued interest.

On December 28, 2012, Verity returned 5,555,556 shares of common stock to treasury from TCA Global Credit Master Fund, LP originally issued as incentive shares valued at $25,000 pursuant to a securities purchase agreement.

On December 31, 2012, Verity issued 25,000,000 shares of common stock to Trak Management Group, Inc. as compensation for consultation services valued at $25,000.

On December 31, 2012, Verity issued 15,000,000 shares of common stock as compensation for rendered professional services valued at $15,000.

On December 31, 2012, Verity issued 5,000,000 shares of common stock to Auctus as commitment shares valued at $4,000 pursuant to the Equity Agreement.

On December 31, 2012, Verity issued 4,850,000 shares of Series B Convertible Preferred Stock to the shareholders of Verity Farms II, Inc. valued at $4,850,000 pursuant to a share exchange agreement.

On April 12, 2013, Verity issued 69,672 shares of common stock to Dayspring Capital as compensation for their consulting services valued at $29,958.96.

On April 12, 2013, Verity issued 278,686 shares of common stock to Maxim Partners LLC as compensation for their consulting services valued at $119,834.98.

On July 25, 2013, Verity entered into an agreement with Sawmill Partners, LLC, Amboy Equities, Inc., Fide Management, Inc., and Virtul Consulting Services, Inc. to rescind their prior agreements, to cancel their Shares totaling 900,000 and to have their debt in the aggregate principal amount of $72,000 reinstated and mature on January 15, 2014.

On August 27, 2013, Verity converted 582,000 shares of Series A Preferred Stock held by 8 shareholders into 1,986,340 shares of common stock.

On September 20, 2013, Verity retired the 900,000 shares of common stock as per the July 25, 2013 agreement with Sawmill Partners, LLC, Amboy Equities, Inc., Fide Management, Inc., and Virtul Consulting Services, Inc.

Each of the foregoing transactions involved the private sale of securities and was exempt under Section 4a.(2) under the Securities Act of 1933, as amended, and/or Rule 506 under Regulation D of the Securities Act of 1933, as amended.

Transfer Agent

Our transfer agent is Pacific Stock Transfer, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

Item 6. Selected Financial Data.

Not applicable because our company is a smaller reporting company.

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

Overview

Verity Corp. (the “Company”) is the parent of Verity Farms II, Inc. (“Verity Farms II”) and Aistiva Corporation (“Aistiva”) (fka AquaLiv, Inc.). Verity Farms II is dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva has released products in the industries of water treatment, skincare, and agriculture. Aistiva is primarily known for the AquaLiv Water System product which produces the majority of its revenue and also blends well with the Verity water systems.

Verity Farms II, Inc.

On December 31, 2012, Verity entered into that certain share exchange agreement (the “Share Exchange Agreement”) by and among Verity, Verity Farms II, Aistiva, and Focus Systems, pursuant to which Verity acquired 100% of the outstanding stock of Verity Farms II. Verity Farms II is dedicated to providing consumers with safe, high quality and nutritious food sources through sustainable crop and livestock production. Verity Farms II has built the foundation for expansion that is diversified into three distinct, yet interlinked, divisions operating six business units. The three divisions: Soil Preservation, Verity Water Systems and Consumer Products. Soil Preservation consists of Verity Farms and Verity Turf; Verity Water Systems comprises its own division; and, Consumer Products will consist of Verity Meats, Verity Produce and Verity Grains. The common goal within each business unit of Verity Farms II is to decrease chemical dependency, diminish the need for genetic modification, preserve the family farm, and ultimately, provide a nutritious, high-quality food to consumers.

Verity sales are dependent on the commitment level required of the farmers to begin using our products and the complexity of application required in the usage of our products. To handle the complexity of application, Verity developed the V 1, 2, 3 program in 2013 to provide the simplicity of use of our products for farmers. Each of the three V programs in the V 1, 2, 3 program are designed to accomplish a specific objective in the life cycles of soil health and natural nutritious food production. Verity products stand alone in the importance of their particular cycle, and each of the three cycles is a critical component of the Verity soil health and food production. The individual V programs can be utilized separately and have substantial value in any crop production method, including conventional (chemical dependent) and organic.

In Verity Turf, the development of a dry application to supplement the liquid application (spring 2013) was implemented and received approval from organic approval agency (OMRI). During 2013, Verity sold this combined product to a few core Verity Turf distributors during the market development stage. After the development stage is complete, we will attempt to sell to additional customers and new markets.

In Verity Water, sales of the water units continue to increase. To establish a higher sales growth rate, Verity is identifying areas that have provided quick and recognizable results. Integration of water units in catfish growing ponds has led to great improvements for the customer, and the process is being simplified to allow for cost effective business development.

Verity Meats and Grains, both dependent upon the number of farms employing Verity crop production methods, are presently in a neutral mode. We are confident that successful implementation of the newly developed V 1, 2, 3 program will increase revenues in the meats and grains category.

Verity Produce is starting to develop areas of potential success within the southeast with the Pellham, GA warehouse location. As with farmers, produce growers do not change methods quickly due to the investment required and the product life cycle.

Aistiva sales have not grown since the December 31, 2012 share exchange agreement. However, sales of the AquaLiv Water System have been stable, and Verity Farms is experiencing substantial benefits in the use of Aistiva’s water systems in specific areas.

Plan of Operation

We believe Verity Farms LLC, due to the substantial efforts and resources committed since June 2011 to establish both the organizational foundation and product enhancements, is poised to experience growth in the areas of soil health, crop inputs, turf maintenance, and water revitalization. The momentum to be gained will be limited to the natural farm cycles and also the ability to attract capital to timely maximize any potential.

Recent advancements in Aistiva’s technology have created opportunities in the industries of water purification, environmental science, agriculture, animal husbandry, personal use products, and medicine. Aistiva is ready to expand its innovative product offering, based on capital availability.

In order to succeed in our goals, sales and development have to overcome the farmers/growers resistance to changing methods mainly due to complexity and comprehension needed to sustain healthy soil and produce nutritious food products. Our mission is to produce healthy foods starting with healthy soil. Verity is confident very few companies have the potential to replicate Verity’s methods of maintaining healthy soil. A lack of working capital and revenues exceeding expenses will be a challenge in the short term. However, we believe the long term opportunities to produce healthy foods with healthy soil will increase working capital.

Results of Operations

For the Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012

Revenues

Revenues were approximately $2,411,093 for the fiscal year ended September 30, 2013, as compared to approximately $449,626 for the prior fiscal year. Revenue was comprised of product sales. Sales revenue, the revenue generated by AquaLiv, Inc., for the fiscal year ended September 30, 2013 and 2012 amounted to $449,626 and $446,053, respectively.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2013 was $1,253,950 as compared to $113,784 for the prior fiscal year. The increase in cost of sales is based on increased revenues and product mix of items sold in the year ending September 30, 2013.

General and Administrative Expenses

Operating expenses for the fiscal year ended September 30, 2013 were $2,585,594 as compared to $787,807 for the prior fiscal year, an increase of $1,797,787. The increase in operating expenses was due to consulting fees increase of $155,346, depreciation of $113,826, $104,585 of marketing and advertising expenses, increased payroll expense of $810,871, professional fees increase of $298,699, rent of $116,222, travel expense increase of $163,311, and an increase of $34,927 for research and development expenses.

Other Income and Expense

For the fiscal year ended September 30, 2013, interest was $231,674 compared to $146,911 for the prior fiscal year, an increase of 57.7%. The increase in interest expense resulted primarily from debt used to fund working capital and research and development.

Net (Loss) Before Provision for Income Taxes

The net loss for the fiscal year ended September 30, 2013 was $7,593,213 that included a loss on goodwill impairment of $5,943,533. Operating loss from operations totaled $1,428,451 as compared to an operating loss of $451,965 in the prior year. The increase loss from operations is due to the implementation of the V 1, 2, 3 program and the combining of two companies based on the December 31, 2012 share exchange agreement.

Liquidity and Capital Resources

Cash on hand was $94,503 and $7,519 at September 30, 2013 and 2012, respectively. The primary use of cash is to fund the operations of Verity.

Cash used by operations was $(997,970) for the year ended September 30, 2013 as compared to $(405,712) for the year ended September 30, 2012.

Cash used by investing activities was $(3,246,172) for the year ended September 30, 2013 driven primarily by a $3,200,000 acquisition of land and buildings and $46,172 of fixed asset purchases. During the year ended September 30, 2012, $20,264 in cash was used to purchase fixed assets.

Cash provided by financing activities was $4,331,126 for the year ended September 30, 2013 and $429,762 for the year ended September 30, 2012. During the year ended September 30, 2013, $4,060,000 of financing was provided by a related party for operating capital and to purchase $3,200,000 of land and buildings.

As of September 30, 2013, Verity did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, Verity’s auditors have expressed substantial doubt about our ability to continue as a going concern.

If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. Our estimated working capital requirement for the next 12 months, based on current assumptions and conditions, is approximately $1,500,000.

Verity has been using a credit line that reached $2,805,000 on September 30, 2013. It is a private note held by our principal shareholder and board member. That line is reaching its maximum limit. As of September 30,2013 that note was unsecured and accruing interest at 3%.A First Security Agreement granting first priority interest in all of Verity’s assets, wheresoever located and whether now existing or hereafter arising or acquired, has been granted in favor of the note holder as of January 3, 2014. That filing will replace a similar filing by a previous note holder.

Contractual Obligations

For the purpose of this table, contractual obligations includes accounts payable, related party debt obligations and third party debt obligations.

Contractual Obligations
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS
Customer Deposits	$10,241	$10,241
Accounts Payable	$247,996	$247,996
Notes Payable	$372,082	$112,459	$259,623
Notes Payable-Related Party	$6,536,267	$3,636,267		$2,900,000
Accrued Interest – Related Party	$265,045	$265,045
Accrued Interest	$18,628	$18,628
Total	$7,450,259	$4,290,636	$259,623	$2,900,000

Customer Deposits relate to prepayments for seed products

Accounts Payable includes current trade payables for Verity Corp.

Notes payable consists of the following:

$100,955 owed to an affiliated company of a former officer of Verity Corp. which is not secured by collateral of Verity, carries accrued interest of 6% and is due on demand by the holder. The interest accrued, but not paid as of September 30, 2013 is $1,305. and a note payable for real estate purchased with a balance of $271,127 at September 30, 2013.

Notes Payable – Related Party consists of the following notes:

$2,900,000 for real estate purchases from a board member. $500,000 due September 2017 and $2,400,000 due September 2018 with accrued interest of $130,500 for both real estate loans

$2,805,000 due on demand with accrued interest of $84,396

$341,267 due on 12/28/13 with accrued interest of $ 14,760 (payment deferred to December 29, 2014)

$150,000 due on demand with accrued interest of $ 14,404

$340,000 due on demand with accrued interest of $ 20,986

Related Parties

Note payable- related party: At September 30, 2013, Verity had a note payable due to our Board Member in the amount of $341,267 which is secured by Verity’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013. Payment due has been deferred until December 28, 2014. The interest accrued but not paid as of September 30, 2013 is $14,760. A second note payable to our Board Member in the amount of $2,805,000 is secured as of January 3, 2014, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of September 30, 2013 is $84,396. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $14,404. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $20,986.

Real estate loan- related party: In December 2012, Verity issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At September 30, 2013, the balance of this loan is $2,400,000 and the interest accrued but not paid is $108,000. In December 2012, Verity issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At September 30, 2013, the balance of this loan is $500,000 and the interest accrued but not paid is $22,500.

Going Concern

We have limited working capital and limited revenues from sales of products and services. During the fiscal year ended September 30, 2013, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management has determined that general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to Verity. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to reduce operations or otherwise modify our business strategy.

Our ability to continue as a going concern has caused the Board of Directors to continue to look for sources of investment capital, and investigate merger and acquisition opportunities. We will look to further diversify our holdings and sources of cash flow.

Off-Balance Sheet Arrangements

As of September 30, 2013, Verity has no off balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, Verity carried out an evaluation, with the participation of Verity’s management, including Verity’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of Verity’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Verity’s PEO and PFO concluded that Verity’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by Verity in the reports that Verity files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Verity’s management, including Verity’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, Verity’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, Verity’s management has evaluated and concluded that Verity’s internal control over financial reporting was ineffective as of September 30, 2013, and identified the following material weaknesses:

●	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do not have a separate PEO and PFO. Until such time as Verity is able to hire a Chief Financial Officer, we do not believe we meet the full requirement for separation; and

●	We have not achieved the desired level of documentation of our internal controls and procedures. When Verity obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Verity’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management intends to mitigate the risk of the material weaknesses going forward provided Verity has sufficient funding by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2013:

Name	Age	Position	Officer and/or Director Since

Duane Spader¹	71	Chairman, Chief Executive Officer	2012

William M. Wright ²	47	Principal Financial Officer, Secretary	2010 to May 01,2013

Edward J Jakos³	54	CFO, Director	Sept 2013

Verlyn Sneller	67	Director, President of subsidary	May 2013

__________________________

1.	Resigned as an executive officer on November 14, 2013. Mr. Spader remains a member of the Board of Directors.
2.	Mr. Wright resigned as an officer and member of the Board of Directors in May 2013.
3.	Mr. Jakos resigned as an officer and member of the Board of Directors in October 2013.

Each director serves until his or her successor is elected. There are no arrangements or understandings between any director and any other person pursuant to which he or she was selected as a director or nominee.

Each officer serves until he or she is replaced by the Board of Directors. There are no arrangements or understandings between any officer of Verity and any other person pursuant to which he or she was selected as an officer.

Duane Spader

Duane Spader has been Chairman of our Board of Directors since December 2012. He served as President and Chief Executive Officer from December 2012 until November 2013. Mr. Spader has dedicated his time mentoring and growing Verity Farms as its Managing Member since June 2011. Previously, he had owned and operated Spader RV Centers for 46 years until its sale in 2010. Additionally, Mr. Spader founded The Spader Companies, including Spader Business Management (“SBM”) in 1977 and was its President until 2002. During his 35 years with SBM, Mr. Spader mentored over 4,000 companies and its executive teams on organizational and behavioral excellence in business. In 1983, Mr. Spader led the expansion and development of training software, which was eventually sold in 1997 to Bell and Howell Publications Systems Company. Mr. Spader has sat on numerous Boards of Directors, including local chamber of commerce, St. Joseph Cathedral, National Marine and RV Industry Associations, and others. He attended South Dakota State College prior to starting his business career in 1964.

William M. Wright

Mr. Wright has been AquaLiv Technologies, Inc.’s Secretary and Principal Financial Officer, and a director since April 2010. Mr. Wright was AquaLiv Technologies, Inc.’s CEO and President from April 2010 to December 2012, and was Verity’s Executive Vice President until May 2013. Mr. Wright has been the President and CEO of Focus Systems, Inc., a Washington corporation, since its formation in 2008. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University.

Edward J. Jakos

Mr. Jakos joined Verity Farms, LLC in 2012 as Operations Manager. From 2005 to 2012, Mr. Jakos was a Senior Accountant with CNA Surety. From 2000 to 2005, Mr. Jakos worked as an accountant for Great West Casualty Company. From 1986 through 2005, Mr. Jakos held various positions in financial and accounting matters. Mr. Jakos received a BS in Forestry from North Carolina State University.

Verlyn Sneller

In 1989, Mr. Sneller started Feed Tech Company to work with farmers on soil and plant nutrition to improve livestock health and production. This resulted in reducing dependency on chemicals and fertilizers in the soils and antibiotics for animals as well. In 2004, and continuing through the present, Mr. Sneller became a plant and animal nutritionist for the Company’s subsidiary, Verity Farms, LLC using cumulative knowledge and experience to assist all Verity family farmers in production of crops and animals. Mr. Sneller uses only non-GMO (Genetically Modified Organisms) seed and methods to nutritionally balance and regenerate the life in the soil to eliminate chemical residues in both the soils and crops and raise the nutritional standards of the crops. Methods of livestock production include a “never-ever” policy for antibiotics, hormones, growth promotants, and GMO feed. Mr. Sneller received a BS in Agricultural Education from South Dakota State University - Brookings.

Subsequent Event – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

On October 21, 2013, Richard Kamolvathin was appointed as a member of the Board of Directors of Verity. Effective October 25, 2013, Mr. Kamolvathin was appointed President of Verity. He was appointed Chief Executive Officer on November 14, 2013. Mr. Kamolvathin, age 44, has been President of Verity since October 25, 2013 and Executive Vice President of Verity Farms LLC, a wholly owned subsidiary of Verity, since February 2011. From June 2006 through January 2011, Mr. Kamolvathin was a sustainable agriculture field advisor for the Rice Bank Foundation, United Nations Thailand. Prior to such positions, Mr. Kamolvathin worked in the financial services industry.

On November 13, 2013, Verity appointed James White, age 62, as Chief Operating Officer, effective as of November 15, 2013. In 2004, Mr. Wright founded JLW Communications, a consulting company for sales, marketing and strategic management, including five years of consulting work for the Company. Mr. Wright previously served as president of Triumph Boats, president of McCulloch Corporation and vice president of Deere & Company.

On November 13, 2013, Verity entered into an agreement with LLS Enterprises, Inc. (“LLS”), pursuant to which Ken Wright, age 51, will serve as Chief Financial Officer of Verity on a part time basis. Mr. Wright has been a Certified Public Accountant for more than 15 years. Since January 2009, Mr. Wright has served as Director for Advance Finance, LLC, an accounting service provider. From July 2005 through 2008, Mr. Wright served as director of Growth Finance, LLC, an accounting service provider.

Effective October 21, 2013, Verity appointed Ronald Kaufman to the Board of Directors. Mr. Kaufman, age 57, has been a professional crop and live-stock farmer since 1976. Mr. Kaufman has served on the boards of Farmers Home Association and the Kingsbury County Crop Improvement Board.

The current members of the Board of Directors as of January 10, 2014 are:

Duane Spader

Richard Kamolvathin

Verlyn Sneller

Ronald Kaufmann

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors, and none are planned at this time.

Audit Committee Financial Expert

Richard Kamolvathin, our President and Chief Executive Officer is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or, in the absence of an audit committee, of the Board of Directors who:

●	understands generally U.S. GAAP and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation eliminate the liability of our directors for monetary damages to the fullest extent permissible under Nevada law. Under the Nevada Revised Statutes, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company’s Articles of Incorporation. Excepted from that immunity are: (a) a willful failure to deal fairly with Verity or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

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

Family Relationships

There are no family relationships between any of our officers, directors or affiliates, except that Ronald Kaufmann is the nephew of Duane Spader..

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

Compliance with Section 16(A) of the Exchange Act

Section 16 is not applicable to Verity.

Code of Ethics

Verity has a written code of ethics applicable to its executive officers, directors and all employees.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended September 30, 2013 and 2012

Executive Compensation
Name And Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL

Duane Spader, Director	2013	$0	0	0	0	0	0	0	$0
	2012	$0	0	0	0	0	0	0	$0
Ed Jakos, CFO	2013	$41,000	0	0	0	0	0	0	$41,000
	2012	$41,000	0	0	0	0	0	0	$41,000
Verlyn Sneller, Executive VP	2013	$41,000	0	0	0	0	0	0	$41,000
	2012	$41,000	0	0	0	0	0	0	$41,000
William Wright (former Executive Vice President)	2013	$0	0	0	0	0	0	0	$0
	2012	$0	0	0	0	0	0	$ 80,000 (1)	$80,000 (1)

(1)	Consists of management fees paid as Chief Executive Officer of Aqualiv in 2012.

We do not have a written employment agreement with any of Verity’s executive officers.

Equity Incentive Plan

No stock options or similar instruments have been granted to any of our officers or directors.

Lack of Compensation Committee

We do not have a separate compensation committee. The CEO determined the consideration of executive officer and director compensation.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2013, Duane Spader, the Director, determined his compensation.

The current members of the Board of Directors as of October 21, 2013 are:

Duane Spader

Ronald Kaufmann

Richard Kamolvathin

Verlyn Sneller

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended September 30, 2013 and, 2012

DIRECTOR COMPENSATION
Name And Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		TOTAL

Duane Spader	2013	$0	0	0	0	0	0		$0
Director	2012	$0	0	0	0	0	0		$0
William Wright	2013	$0	0	0	0	0	0		$0
Director	2012	$0	0	0	0	0	$80,000	(1)	$80,000	(1)

(1)	Consists of management fees paid as Chief Executive Officer of Aqualiv in 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned and the address for holder is c/o Verity Corp., 47184 258th Street, Sioux Falls, SD 57107.

Name	Outstanding Common Stock	Percentage of Ownership of Common Stock(4)

Duane Spader	2,575,000[1]	18.4%
Spader Verity, LLC[1]	2,150,000[1]	15.3%
Richard Kamolvathin	450,000[2]	4.7%
Verlyn Sneller	650,000[3]	6.6%
Ronald Kaufmann	650,000[3]	6.6%
James White	40,000[4]	.04%
Take Flight Equities[5]	1,094,840[5]	10.5%
Takashi Mori	568,18[2]	6.2%
Craig Hoffman	581,39[6]	6.3%
Edward J Jakos	0
All Directors and Officers as a Group	4,365,000[6]	33.3%

26

 ______________________________

1.	Includes 2,150,000 shares of common stock issuable to Spader Verity LLC upon conversion of 2,150,000 shares of Series B Preferred Stock. Spader Verity LLC is controlled by Mr. Spader.
2.	Includes 450,000 shares of common stock issuable upon conversion of 450,000 shares of Series B Preferred Stock.
3.	Includes 650,000 shares of common stock issuable upon conversion of 650,000 shares of Series B Preferred Stock.
4.	Includes 40,000 shares of common stock issuable upon conversion of 40,000 shares of Series B Preferred Stock.
5.	Take Flight Equities is controlled by William Wright. Includes 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Preferred Stock and 261,618 shares of common stock issuable upon conversion of 261,618 shares of Series B Preferred Stock.
6.	Includes 650,000 shares of common stock issuable upon conversion of 650,000 shares of Series B Preferred Stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, other than the Exchange which took place in December 2012 and described at the beginning of the Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Note payable- related party: At September 30, 2013, Verity had a note payable due to our Board Member in the amount of $341,267 which is secured by Verity’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, Payment was deferred until December 28, 2014. The interest accrued but not paid as of September 30, 2013 is $14,760. A second note payable to our Board Member in the amount of $2,805,000 is secured as of January 3, 2014, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of September 30, 2013 is $84,396. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $14,404. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $20,986.

Real estate loan- related party: In December 2012, Verity issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At September 30, 2013, the balance of this loan is $2,400,000 and the interest accrued but not paid is $108,000. In December 2012, Verity issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At September 30, 2013, the balance of this loan is $500,000 and the interest accrued but not paid is $22,500

Director Independence

The common stock of Verity is currently quoted on the OTCQB, an exchange which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with Verity in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Verity’s annual financial statements and review of financial statements included in Verity’s Form 10-Q quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	2013	2012

Audit Fees	$37,500	$19,200
Audit-Related Fees	$—	$
Tax Fees	$—	$—
All Other Fees	$12,000	$14,252
TOTAL	$49,500	$33,452

Audit Committee

Our auditor has not provided any non-audit services in the past and does not anticipate providing any non-audit services to Verity. In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our auditors to us would be compatible with maintaining the independence of our auditors and whether the independence of our auditors would be compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit No.	Description

2.1	Form of Share Exchange Agreement, dated December 31, 2012, by and among AquaLiv Technologies, Inc., Verity Farms II, Inc., AquaLiv, Inc. and Focus Systems, Inc. (as filed as Exhibit 2.1 to the Company Current Report on Form 8-K, filed with the SEC on January 8, 2013, and incorporated herein by reference)

3.1	Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on November 13, 2007, and incorporated herein by reference)

3.2	Bylaws (as filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on September 2, 2008, and incorporated herein by reference)

3.3	Series B Preferred Stock Certificate of Designation

10.3	Registration Rights Agreement, dated April 27, 2012, by and between AquaLiv Technologies, Inc. and Auctus Private Equity Fund, LLC (as filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1, filed with the SEC on October 10, 2012, and incorporated herein by reference)

10.4	Acquisition Agreement, dated November 30, 2010, by and among Infrared Systems International, AquaLiv, Inc. and Craig Hoffman, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 20, 2010, and incorporated herein by reference)

10.5	Acquisition Agreement, dated April 19, 2010, by and among Infrared Systems International, Focus Systems, Inc. and Propalms, Inc. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2010, and incorporated herein by reference)

10.6	Share Purchase Agreement, dated March 24, 2010, by and among Infrared Systems International, Take Flight Equities, Inc., Propalms, Inc., William M. Wright III, individually, and Gary E. Ball, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 30, 2010, and incorporated herein by reference)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

VERITY CORP

SEPTEMBER 30, 2013 FINANCIAL STATEMENTS

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verity Corp. and Its Subsidiaries

We have audited the accompanying consolidated balance sheets of Verity Corp. and Its Subsidiaries (“the Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), and consolidated cash flows for the years ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verity Corp. and Its Subsidiaries as of September 30, 2013 and 2012, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years ended September 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, and has yet to generate an internal net cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

December 26, 2013

.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
	(audited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$94,503	$7,519
Accounts receivable	149,743	1,855
Inventory	576,266	1,156
Prepaid expenses	136,391	-
Other receivables	16,747	-
Total Current Assets	973,650	10,530

FIXED ASSETS
Land	2,400,000	-
Building	800,000	-
Accumulated depreciation - Building	(41,667)	-
Property, plant, and equipment	607,973	90,754
Accumulated depreciation - PP&E	(312,313)	(67,767)
Net Fixed Assets	3,453,993	22,987

OTHER ASSETS
Investment in Crop Resources	19,965	-
Total Other Assets	19,965	-

TOTAL ASSETS	$4,447,608	$33,517

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	209,938	128,145
Credit cards payable	38,058	-
Customer deposits	10,241	-
Notes payable	100,956	-
Notes payable - related party	3,636,267	314,525
Real estate loans, current portion	11,503	-
Real estate loans, current portion- related party	717,670	-
Accrued interest payable	283,674	19,166
Convertible note, net of discount	-	8,556
Derivative liability	-	18,963
Other liabilities	-	6,721

Total Current Liabilities	5,008,306	496,076

LONG TERM LIABILITIES:
Real estate loans, net current portion	259,623	-
Real estate loans, current portion- related party	2,182,330	-
	2,441,953	-

Total Liabilities	7,450,259	496,076

STOCKHOLDERS’ DEFICIT:
Series A Preferred, $0.001 par value, 331,618 and 913,618 shares issued and outstanding, respectively	332	914
Series B Preferred, $0.001 par value, 4,850,000 and -0- shares issued and outstanding, respectively	4,850	-
Series C Preferred, $0.001 par value, 51 and 10,000 shares issued and outstanding, respectively	-	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized 9,177,201 and 5,620,969 shares issued and outstanding, respectively	9,178	5,621
Capital in excess of par value	7,929,001	2,815,540
Retained earnings (Deficit)	(10,828,681)	(3,235,468)
Noncontrolling interest	(117,331)	(49,176)

Total Stockholders’ (Deficit)	(3,002,651)	(462,559)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,447,608	$33,517

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Years
	Ended September 30,
	2013	2012

REVENUES:
Sales	$2,411,093	$449,626
Service	-

Total Revenues	2,411,093	449,626

COST OF GOODS SOLD	1,253,950	113,784

GROSS PROFIT	1,157,143	335,842

OPERATING EXPENSES:
Consulting fees	216,141	35,810
Depreciation	113,826	-
Management fees	41,265	120,000
Marketing and advertising	104,585	-
Payroll expense	983,732	172,861
Professional fees	479,064	180,385
Rent	116,222	-
Repairs and maintenance	34,600	-
Research and development	36,140	1,213
Travel, meals, and entertainment	144,542	18,769
Other general and administrative	315,476	258,769
Total Operating Expenses	2,585,594	787,807

LOSS FROM OPERATIONS	(1,428,451)	(451,965)

OTHER INCOME (EXPENSE):
Loss on Derivative liability	-	(68,904)
Interest expense	(231,674)	(146,911)
Misc. Other Income (Expense)	(49,912)	0

LOSS BEFORE INCOME TAX PROVISION	(1,710,036)	(667,780)

PROVISION FOR INCOME TAXES	-	-

CONSOLIDATED NET LOSS	(1,710,036)	(667,780)

Loss on goodwill impairment, Verity Farms	(5,943,533)	-

DISCONTINUED OPERATIONS
Income/(Loss) on operations for Focus	(7,799)	13,841

Net loss (income) attributable to non-controlling
interest, Aistiva	68,155	30,860

NET LOSS ATTRIBUTABLE TO COMPANY	$(7,593,213)	$(623,079)

BASIC LOSS PER SHARE	$(1.06)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING	7,157,914	4,289,388

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Series A Stock		Preferred Series B Stock		Preferred Series C Stock		Common Stock		Additional			Total
	Number		Number		Number		Number		Paid in	Retained	Noncontrolling	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	(Deficit)	Interest	Equity
BALANCE as of September 30, 2011	901,618	$902			10,000	$10	2,916,174	$2,916	$2,196,066	$(2,612,390)	$(18,315)	$(430,811)

Issuance of Common Stock to repay Debt	-	-					2,389,232	2,389	$209,361	-	-	$211,750

Adjustment to derivative liability for value of conversions	-	-					-	-	245,441	-	-	$245,441

Issuance of common stock for cash	-	-					102,500	103	$72,398	-	-	$72,500

Issuance of common stock for professional services	-	-					116,270	116	$52,384	-	-	$52,500

Preferred stock returned for common stock	(68,000)	(68)					96,794	97	$(29)	-	-	$(0)

Issuance of preferred stock for cash	80,000	80					-	-	39,920	-	-	$40,000

Net Loss for the year ended September 30, 2012	-	-					-	-	-	(623,079)	(30,861)	$(653,940)

BALANCE as of September 30, 2012	913,618	$914	0	$0	10,000	$10	5,620,969	$5,621	$2,815,540	$(3,235,469)	$(49,176)	(462,560)

Issuance of common stock to retire debt	-	-					1,670,331	1,670	$147,811	-	-	$149,482

Issuance of common stock for professional services	-	-					450,000	450	$43,550	-	-	$44,000

Purchase of subsidiary & share exchange			4,850,000	4,850			0	-	4,845,150	-	-	$4,850,000

Preferred Series C stock adjustment					(9,949)	(10)			10			$0

Adjustments due to 100:1 reverse split							1,203	2				$2

Issuance of common stock for professional services	-	-					348,358	348	149,446	-	-	$149,794

Preferred stock returned for common stock	(582,000)	(582)					1,986,340	1,986	(1,404)	-	-	$0

Common stock returned for reinstatement of debt							(900,000)	(900)	(71,100)			$(72,000)

Net Loss for the year ended September 30, 2013	-	-					-	-	-	$(7,593,213)	(68,155)	(7,661,368)

BALANCE as of
September 30, 2013	331,618	$332	4,850,000	4,850	51	0	9,177,201	$9,178	$7,929,001	$(10,828,681)	$(117,331)	$(3,002,651)

  The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

. VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Years
	Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,593,213)	$(623,079)
Adjustments to reconcile net loss to net cash by
operating activities:
Noncontrolling interest in income of consolidated subsidiary	(68,155)	(30,860)
Depreciation	113,826	5,704
Bad debt	11,789	0
Issuance of stock for services received	193,794	52,500
Loss on goodwill impairment, Verity Farms	5,943,533	-
Loss on derivative liability, net	-	68,904
Amortization of debt discount	-	131,945
Net (increase) decrease in operating assets:
Accounts receivable	(95,964)	112
Inventory	(79,786)	(433)
Other receivable	82,269	-
Prepaid expense	54,905	-
Other assets	302,606	-
Net increase (decrease) in operating liabilities:
Accounts payable	65,097	20,707
Credit cards payable	38,058	(17,187)
Customer deposits	(196,997)	-
Other liabilities	230,268	(14,025)

Net Cash Provided (Used) by Operating Activities	(997,970)	(405,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment	(46,172)	(20,264)
Payments for land and buildings	(3,200,000)	-
Payments for Verity acquisition	-	-

Net Cash Provided (Used) by Investing Activities	(3,246,172)	(20,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	278,500	331,562
Proceeds from notes-related party	4,060,000	0
Payments for notes	(7,374)	(14,300)
Proceeds of capital stock issuance	0	112,500

Net Cash Provided by Financing Activities	4,331,126	429,762

NET INCREASE (DECREASE) IN CASH	86,984	3,786

CASH AT BEGINNING OF PERIOD	7,519	3,732

CASH AT END OF PERIOD	$94,503	$7,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,626	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to retire notes payable, derivative liability, and accrued interest	$276,282	$211,750
Issuance of preferred stock for acquisition	$4,850,000	$-

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2013

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

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

Verity Turf

Verity Farms II has developed an environmentally friendly Organic Matals Review Institute (“ORMI”) approved fertilizer to provide a natural, weed-free lawn that is safe to use and good for the environment. This product is people and pet friendly. It nurtures your grass by enhancing the natural biology of your soil.

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

The technology, while still at an early stage of development, already has direct applications in the industries of water purification, environmental science, agriculture, animal husbandry. Revenues generated from Aistiva’s products for the year ended September 30, 2013 were $459,000 and for the year ended September 30, 2012 were $449,626.

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

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to net income. There were no changes in the general provisioning policy in the past since establishment and management considers that the aforementioned general provisioning policy is adequate, not excessive and does not expect to change this established policy in the near future. As of September 30, 2013 and September 30, 2012, the Company recorded an allowance for uncollectible accounts in the amounts of $8,584 and $0, respectively.

Inventories

Inventories consist of raw materials and finished goods and goods available for resale, which are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand, which was approximately 5% of ending inventories at the reporting periods. The spoilage will be written-off directly to the profit and loss when it occurs. As of September 30, 2013 and September 30, 2012, the Company recorded an allowance for obsolete inventories in the amounts of $33,630 and $10,403, respectively.

Fixed Assets, Net

Fixed assets are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational. There are no estimated residual values taken into account.

		Residual
	Depreciable life	value
Software and website development	3 years	0%
Machinery and Equipment	5 years	0%
Furniture and fixtures	7 years	0%

Expenditures for maintenance and repairs that do not make the fixed asset more useful or prolong its useful life are expensed as incurred.

Impairment of Long Lived Assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification Topic 360, “Property, Plant and Equipment” (“ASC 360”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. The Company evaluated the recoverability of the fixed assets and did not recognize any impairment during the year ended September 30, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013 and September 30, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the year ended September 30, 2013.

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

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes ” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure. For the years ended September 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2013 and 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the twelve months ended September 30, 2013.

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

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission’s (the “SEC”) Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2013, the Company had a retained deficit of $10,828,681 and current liabilities in excess of current assets by $4,034,656. During the year ended September 30, 2013, the Company incurred a net loss of $7,593,213 and incurred negative cash flows from operations of $997,970. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Note payable- related party: At September 30, 2013, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of September 30, 2013 is $14,760. A second note payable to our Board Member in the amount of $2,805,000 is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of September 30, 2013 is $84,396. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $14,404. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $20,986.

Real estate loan- related party: In December 2012, the Company issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At September 30, 2013, the balance of this loan is $2,400,000 and the interest accrued but not paid is $108,000. In December 2012, the Company issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At September 30, 2013, the balance of this loan is $500,000 and the interest accrued but not paid is $22,500.

NOTE 5 – VERITY FARMS ACQUISITION

December 31, 2012

Acquisition value

Capital in excess of par	$4,845,150
Preferred shares – 4,850,000 Series B	4,850
Assumed liabilities	5,665,579
Total Acquisition value	$10,515,579

Valuation classification
Cash	$227,474
Accounts receivable	62,775
Inventory	495,323
Notes receivable	96,756
Land	2,400,000
Warehouses	800,000
Equipment	298,423
Other assets	191,296

Goodwill	5,943,533
Impairment of Goodwill	(5,943,533)
Goodwill, net	—

Net value	$4,572,046

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

NOTE – 6 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of September 30, 2013 and 2012:

	9/30/2013	9/30/2012

Gross accounts receivable from customers	$158,327	$1,855
Allowance for doubtful customer accounts	(8,584)	(0)
Accounts receivable, net	$149,743	$1,855

The bad debt expenses of $11,789 and $0 were recognized during the years ended September 30, 2013 and 2012, respectively, in the accompanying consolidated statements of operations.

NOTE – 7 INVENTORIES

Inventories as of September 30, 2013 and 2012 consisted of the following:

	9/30/2013	9/30/2012

Raw materials	$75,357	$5,201
Work in Process		1,734
Finished goods	534,539	4,623
	609,896	11,558
Allowance for obsolete inventories	(33,630)	(10,403)
Inventories, net	$576,266	$1,156

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company recorded cost of goods sold due to inventories obsolescence in amount of $9,077 and $0 during the year ended September 30, 2013 and 2012, respectively.

NOTE – 8 PREPAID EXPENSES

As of September 30, 2013 and 2012, the Company had prepaid expenses of $136,391 and $0, respectively, and consisted of the following:

	9/30/2013	9/30/2012

Prepaid insurance	$44,017	$0
Prepaid inventories	92,374	0
Total	$136,391	$0

NOTE 9 – FIXED ASSETS

	9/30/2013	9/30/2012
Machinery and equipment	$513,298	$83,881
Software and website development	68,184	0
Furniture and fixtures	26,491	6,873
Land	2,400,000	0
Warehouses	800,000	0

Total property and equipment	3,807,973	90,754
Less accumulated depreciation	(353,980)	(67,767)

Net property and equipment	$3,453,993	$22,987

Depreciation expense for the years ended September 30, 2013 and 2012 was $113,588 and $5,704, respectively.

Land valued at $2,400,000 as of December 31, 2012, includes a 240 acre parcel located in Sioux Falls, South Dakota. The Company acquired the land for the purposes of a future corporate campus and to create buffered test plots for our various farming operations. The property was originally acquired from a board member at an appraised value of $9,963 per acre.

Warehouses include two properties whose total value is $800,000 as of December 31, 2012. The first property is located in Pelham, Georgia, includes 16 acres, a 16,748 square foot building and is being used as a distribution center. The property was acquired from our board member for $500,000. Prior to the acquisition, the property was appraised for $469,000 and received improvements totaling $110,000 since its original purchase. The second warehouse, also being used as a distribution center, is located in Orange City, Iowa. The property was acquired from a third party for $300,000 and has a 6,600 square foot building on 20 acres of land.

NOTE – 10 INVESTMENT IN PARTNERSHIP

In 2006, Verity Farms II acquired a 19% interest in Crop Resources LLC by contributing $25,000 cash to the partnership. Investment in partnership was comprised of the following amounts as of September 30, 2013 and 2012, respectively.

Partnership	Crop Resources LLC
Percentage of Ownership	19%
Book Equity 9/30/2012	$19,798
Share of Net Income/(Loss)	167

Book Equity 9/30/2013	19,965

NOTE 11 – NOTES PAYABLE

Note payable: At September 30, 2013, the Company had a note payable to an affiliated company of one of our former officers in the amount of $28,955, which is not secured by collateral of the Company, carries accrued interest of 6% and is due on demand by the holder. The interest accrued, but not paid as of September 30, 2013 is $1,305. In July 2013, the Company entered into a Mutual Rescission of Note Conversion and Reinstatement of Debt Agreement, Pursuant to which an aggregate of 900,000 shares of common stock were returned to the Company and $72,000 worth of note payable was reinstated. The interest accrued but not paid as of September 30, 2013 is $1,080.

Note payable- related party: At September 30, 2013, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of September 30, 2013 is $14,760. A second note payable to our Board Member in the amount of $2,805,000 is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of September 30, 2013 is $84,396. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $14,404. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of September 30, 2013 is $20,986.

Real estate loan: In December 2012, the Company issued a note payable in the amount of $278,500 to acquire a building from an unrelated party. The loan is secured by real estate, carries an interest rate of 4.7% and is due in January 2015. At September 30, 2013, the balance of this loan is $271,125 and the Company has paid $8,625 in interest and $7,375 in principal.

Real estate loan- related party: In December 2012, the Company issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At September 30, 2013, the balance of this loan is $2,400,000 and the interest accrued but not paid is $108,000. In December 2012, the Company issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At September 30, 2013, the balance of this loan is $500,000 and the interest accrued but not paid is $22,500.

Comparatively, at fiscal year ended September 30, 2012, the Company had notes payable in the amount of $343,224. The notes included a note payable to an unaffiliated party in the amount of $93,769, which is not secured by collateral of the Company, carries accrued interest of 6% and is due on demand by the holder. The second note payable is to an affiliated company of our former President in the amount of $28,456, is not secured by collateral of the company, carries no interest, and is due on demand by the holder.

NOTE – 12 CUSTOMER DEPOSITS

As of September 30, 2013 and 2012, the Company had customer deposits of $10,241 and $0, respectively, representing payments received for orders not yet shipped.

NOTE 13 – SHAREHOLDERS’ EQUITY

On April 4, 2013, the Company effectuated a 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split.

On October 9, 2012, the Company issued 214,839 (post-reverse split) shares of common stock to Asher Enterprises, Inc to retire $31,306 in debt and accrued interest.

On November 11, 2012, the Company issued 225,492 (post-reverse split) shares of common stock to Auctus Private Equity Management, Inc. (“Auctus”) as commitment shares valued at $22,994 pursuant to the Equity Agreement.

On December 10, 2012, the Company issued 1,200,000 (post-reverse split) shares of common stock to four shareholders to retire a total of $95,182 in debt and accrued interest.

On December 31, 2012, the Company issued 250,000 (post-reverse split) shares of common stock to Trak Management Group, Inc. as compensation for consultation services valued at $25,000.

On December 31, 2012, the Company issued 150,000 (post-reverse split) shares of common stock as compensation for rendered professional services valued at $15,000.

On December 31, 2012, the Company issued 50,000 (post-reverse split) shares of common stock to Auctus as commitment shares valued at $4,000 pursuant to the Equity Agreement.

On December 31, 2012, the Company issued 4,850,000 shares of Series B Convertible Preferred Stock to the shareholders of Verity Farms II, Inc . valued at $4,850,000 pursuant to a share exchange agreement.

On February 26, 2013, the Company reduced the number of Series C preferred Stock from 10,000 shares to 51 shares.

On April 12, 2013, the Company issued 69,672 shares of common stock to Dayspring Capital as compensation for their consulting services valued at $29,958.

On April 12, 2013, the Company issued 278,686 shares of common stock to Maxim Partners LLC as compensation for their consulting services valued at $119,834.98.

On July 23, 2013, the Company entered into a Mututal Rescission of Note Conversion and Reinstatement of Debt Agreement, Pursuant to which an aggregate of 900,000 shares of common stock were returned to the Company and $72,000 worth of note payable was reinstated.

On August 22, 2013, 9 shareholders converted an aggregate of 582,000 shares of Series A preferred stock to 1,986,340 shares of common stock.

NOTE 14 – CONCENTRATIONS

At September 30, 2013, 11.6% of the Company’s accounts receivable was due from a single customer. During the twelve months ended September 30, 2013, 7.5% of the Company’s revenues were generated from a single customer compared to 2% for the twelve months ended September 30, 2013.

NOTE 15 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through September 30, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2013 and 2012, respectively, is as follows:

	2013	2012
Total Deferred Tax Asset	$(1,114,000)	$(269,250)
Valuation Allowance	1,114,000	269,250
Net Deferred Tax Asset	$-	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended September 30, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	35.0%	35.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	35.0%	35.0%
Valuation allowance	-35.0%	-35.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $844,750 and $93,450 in the years ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $3,183,000 which expires in the year 2033.

NOTE 16 –DISCONTINUED OPERATIONS

In March 2013 the Company’s operating subsidiary FOCUS ceased operations due to change in management. FOCUS represented less than 0.1% of the Company’s revenues in 2013 and 7% in 2012. The discontinued operations are reported in these financial statements as for the years ended September 30, 2013 and 2012 as follows:

REVENUES:
Sales	$1,922	$26,555
Cost of sales	-	8,930
Gross profit (loss)	1,922	17,625

EXPENSES:
Selling, general and administrative expenses	-	(5,111)

Professional Fees	275	116

Interest expense	1,414	8,779

Loss on discontinued operations	8,032	-

Net Income/(Loss)	$(7,799)	$13,841

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verity Corp.

Date: January 14, 2014	By:	/s/ RICHARD KAMOLVATHIN
	Name:	Richard Kamolvathin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2014	By:	/s/ KEN WRIGHT
	Name:	Ken Wright
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ RICHARD KAMOLVATHIN	President and Chief Executive Officer,and Director	January 14, 2014
Richard Kamolvathin

/s/ DUANE SPADER	Director	January 14, 2014
Duane Spader

/s/ VERLYN SNELLER	Director
Verlyn Sneller		January 14, 2014

/s/ RONALD KAUFMANN	Director	January 14, 2014
Ronald Kaufmann

30