Form 10-Q
period 2013-12-31
Verity Corp.
filed 2014-02-20
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission File Number: 333-147367

VERITY CORP.

(Exact name of registrant as specified in its charter)

Nevada	38-3767357
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

47184 258th Street Sioux Falls, SD	57107
(Address of principal executive offices)	(Zip Code)

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
Yes [  ] No [X]

As of February 18, 2014, the registrant had 9,177,201 shares of its common stock outstanding.

VERITY CORP.

FOR THE QUARTER ENDED

DECEMBER 31, 2013

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$57,936	$94,503
Accounts receivable	214,922	149,743
Inventory	515,462	576,266
Prepaid expenses	138,054	136,391
Other receivables	13,014	16,747
Total Current Assets	939,387	973,650

FIXED ASSETS
Land	2,400,000	2,400,000
Building	800,000	800,000
Accumulated depreciation - Building	(55,000)	(41,667)
Property, plant, and equipment	612,078	607,973
Accumulated depreciation - PP&E	(335,474)	(312,313)
Net Fixed Assets	3,421,604	3,453,993

OTHER ASSETS
Investment in Crop Resources	19,965	19,965
Total Other Assets	19,965	19,965

TOTAL ASSETS	$4,380,957	$4,447,608

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	112,787	209,938
Credit cards payable	33,307	38,058
Customer deposits	25,299	10,241
Notes payable	100,956	100,956
Notes payable - related party	4,051,267	3,636,267
Real estate loans, current portion	10,689	11,503
Real estate loans, current portion- related party	717,670	717,670
Accrued interest payable	351,901	283,674

Total Current Liabilities	5,403,877	5,008,306

LONG TERM LIABILITIES:
Real estate loans, net current portion	256,662	259,623
Real estate loans, current portion- related party	2,182,330	2,182,330
	2,438,992	2,441,953

Total Liabilities	7,842,869	7,450,259

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Series A Preferred, $0.001 par value, 331,618 and 331,618 shares issued and outstanding, respectively	332	332
Series B Preferred, $0.001 par value, 4,850,000 and 4,850,000 shares issued and outstanding, respectively	4,850	4,850
Series C Preferred, $0.001 par value, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized 9,177,201 and 9,177,201 shares issued and outstanding, respectively *	9,178	9,178
Capital in excess of par value	7,929,001	7,929,001
Retained earnings (Deficit)	(11,289,940)	(10,828,681)
Noncontrolling interest	(115,331)	(117,331)

Total Stockholders’ (Deficit)	(3,461,911)	(3,002,651)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,380,957	$4,447,608

* Reflects a 1:100 reverse stock split on 4/4/2013

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	For the Three Months Ended
	December 31,
	2013	2012

REVENUES:
Sales	$324,299	$94,199
Service	-	1,922
Verity Farms	-	-

Total Revenues	324,299	96,121

COST OF GOODS SOLD	157,980	12,654

GROSS PROFIT	166,320	83,467

OPERATING EXPENSES:
Consulting fees	325	170,500
Depreciation	36,493	1,325
Management fees	-	21,140
Marketing and advertising	15,456	-
Payroll expense	281,118	37,999
Professional fees	77,177	56,559
Rent	24,815	-
Repairs and maintenance	7,957	-
Research and development	2,470	31
Travel, meals, and entertainment	32,328	584
Other general and administrative	77,227	58,718
Total Operating Expenses	555,366	346,856

LOSS FROM OPERATIONS	(389,046)	(263,389)

OTHER INCOME (EXPENSE):
Loss on Derivative liability
Interest expense	(72,240)	(10,000)
Write-off - Note receivable	-	-
Misc. Other Income (Expense)	2,027	0

LOSS BEFORE INCOME TAX PROVISION	(459,259)	(273,389)

PROVISION FOR INCOME TAXES	-	-

CONSOLIDATED NET LOSS	(459,259)	(273,389)

Loss on goodwill impairment, Verity Farms	-	(5,790,922)

DISCONTINUED OPERATIONS
Income/(Loss) on operations for Focus	-	-

Net loss (income) attributable to non-controlling interest, Aistiva	(2,000)	46,705

NET LOSS ATTRIBUTABLE TO COMPANY	$(461,259)	$(6,017,606)

BASIC LOSS PER SHARE	$(0.05)	$(0.97)

WEIGHTED AVERAGE SHARES OUTSTANDING	9,177,201	6,229,292

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	For the three Months Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(461,259)	$(6,017,605)
Adjustments to reconcile net loss to net cash by operating activities:
Noncontrolling interest in income of consolidated subsidiary	2,000	(46,705)
Depreciation	36,493	1,325
Bad debt	0	0
Issuance of stock for services received	0	66,994
Loss on goodwill impairment, Verity Farms	-	5,790,922
Net (increase) decrease in operating assets:
Accounts receivable	(65,179)	(92,514)
Inventory	60,804	(555,826)
Other receivable	3,734	(96,756)
Prepaid expense	(1,663)	-
Other assets	-	-
Net increase (decrease) in operating liabilities:
Accounts payable	(97,150)	85,645
Credit cards payable	(4,751)	12,974
Customer deposits	15,058	207,238
Other liabilities	67,413	77,988

Net Cash Provided (Used) by Operating Activities	(444,500)	(566,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment	(4,105)	(4,850,000)
Payments for land and buildings	-	-
Payments for Verity acquisition	-	-

Net Cash Provided (Used) by Investing Activities	(4,105)	(4,850,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	-	5,690,267
Proceeds from notes-related party	415,000	0
Payments for notes	(2,961)	(277,047)
Proceeds of capital stock issuance	0	227,474

Net Cash Provided by Financing Activities	412,039	5,640,694

NET INCREASE (DECREASE) IN CASH	(36,566)	224,374

CASH AT BEGINNING OF PERIOD	94,503	7,519

CASH AT END OF PERIOD	$57,936	$231,894

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to retire notes payable, derivative liability, and accrued interest	$-	$126,488
Issuance of preferred stock for acquisition	$-	$4,850,000

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

OVERVIEW

Verity Corp. (the “Company”) is a natural-oriented, technologically sophisticated agribusiness services company. The Company’s products and services support crop production and animal production. The Company’s corporate goal is to provide consumers with safe, high-quality and nutritious food sources and high-quality water for drinking and for agricultural and livestock production. The Company has a portfolio of proprietary natural products and services focused from Soil to Plate Food Production to fulfill its corporate goal.

HISTORY AND PRODUCT OVERVIEW

Verity’s predecessor company Verity Farms, LLC was incorporated in July 2004. Since then the Company has taken its sustainable crop and livestock production protocols and developed:

i)	a portfolio of best-in-market hard products that can be widely used by either conventional or organic/non-GMO farms to:

a)	improve the quality of grain, livestock & aquaculture production;

b)	reduce growing costs; while

c)	maintaining production yields.

ii)	a fully integrated set of soil and plant health programs that remove substantial barrier for farmers desiring to convert conventional farms into farms with healthy soil and sustainable, non-GMO crop and livestock production based upon natural practices and limited chemical applications.

We believe our products and programs position Verity as a leader and one-stop farming and food production resource addressing powerful and accelerating trends that are altering production methods in the agriculture and food market.

ORGANIZATION & OPERATIONS

The Company is organized into 3 divisions: Verity Agriculture Products & Soil Preservation; Verity Water Systems; and Verity Consumer Products. These distinct divisions are interlinked by one sales team, located, across the US, in major agricultural production markets, to provide: farmers, ranchers, food distributors and processors and food manufacturers and grocery retailers a wide spectrum of product and service solutions to address their production and supply issues, and market positioning. Verity has integrated operations at its Corporate Headquarters, in Sioux Falls, South Dakota and in Pelham Georgia, which provides Product Distribution, Sales, and Crop Advisory Services in Georgia for the Southeast U.S. In order to focus the Company’s limited resources, Verity’s Consumer Products Division remains in test / pre-production mode. The Company’s Agriculture Products and Soil Preservation Division and Water Systems Division are moving from a limited “Bottom Up” Sales mode to mass commercialization through the establishment of strategic relationships.

STRATEGY

Verity changed its top management and corporate organization in Q1 FY2014. This change is accompanied by a change in focus and allocation of resources that have gained momentum in preceding years. Verity’s new CEO has been with Verity since 2011, managing the Company’s Sales & R&D departments until he was elected CEO in November 2013.

From FY 2004 through FY 2013, Verity focused on:

a)	Development of a distinctive portfolio of unique and innovative products and services.

b)	Development of a sales & distribution network of Verity representatives that: i) use the Verity Agriculture & Soil Preservation Products and Services in their family farms; and ii) market and sell Verity Products and Services in the farming communities in their regions.

In FY 2014, the Company has: rolled out a distinctive “best-in-market” line of Hard Products for use by farmers of any size, from family farms to large integrated agribusiness companies. The Company has focused management attention & Company resources to implementing a new “Top Down” strategy that will compliment the Company’s continuing “Bottom Up” strategy. The “Bottom Up” strategy has created a network of family farmers / salesmen that are Verity’s eyes, ears, voice and hands in their regions. This Sales Force provides Verity with: a) regional farming and agribusiness intelligence and has identified prospective Strategic Customer & Distribution opportunities in their regions; and b) active family farmers using, selling and distributing Verity Products & Services to the farmers in their regions.

The Company’s new “Top Down” strategy is focusing on:

Part A)	Identifying strategic customer & relationship prospects and introducing Verity’s easy-to-understand and purchase line of agriculture production “Hard Products” to them; and

Part B)	Introducing Verity Corporation and its diverse portfolio of Products and Services to these strategic customers & relationship prospects.

Part A of the Top Down Strategy is expected to result in meaningful increases in near-term sales in FY2014. Part B of the Top Down Strategy is expected to result in customer and business partnership relationships that will strategically expand Verity’s network of business relationships and sales of the full line of Verity Products and Services. Part B is expected to result in a meaningful increase in sales in the intermediate term of FY2014 & FY2015.

COMPETITION

Verity Corporation operates in environments of heavy competition. However, the Company’s Products & Services have competitive advantages that can propel their growth with proper resources and effective management. Obtaining a small fraction of market share will provide Verity with substantial growth opportunities.

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

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to net income. There were no changes in the general provisioning policy in the past since establishment and management considers that the aforementioned general provisioning policy is adequate, not excessive and does not expect to change this established policy in the near future. As of December 31, 2013 and September 30, 2013, the Company recorded an allowance for uncollectible accounts in the amounts of $8,584 and $8,584, respectively.

Inventories

Inventories consist of raw materials and finished goods and goods available for resale, which are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand, which was approximately 5% of ending inventories at the reporting periods. The spoilage will be written-off directly to the profit and loss when it occurs. As of December 31, 2013 and September 30, 2013, the Company recorded an allowance for obsolete inventories in the amounts of $33,630 and $33,630, respectively.

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

Impairment of Long Lived Assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification Topic 360, “Property, Plant and Equipment” (“ASC 360”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. The Company evaluated the recoverability of the fixed assets and did not recognize any impairment during the three months ended December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 and September 30, 2013 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the three months ended December 31, 2013.

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

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes ” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure. For the three months ended December 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2013 and September 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended December 31, 2013.

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

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission’s (the “SEC”) Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2013, the Company had a retained deficit of $11,289,940 and current liabilities in excess of current assets by $4,464,490. During the three months ended December 31, 2013, the Company incurred a net loss of $461,259 and incurred negative cash flows from operations of $444,500. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Note payable- related party: At December 31, 2013, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of December 31, 2013 is $19,878. A second note payable to our Board Member in the amount of $3,220,000 is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of December 31, 2013 is $107,077. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of December 31, 2013 is $16,279. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of December 31, 2013 is $23,536.

Real estate loan- related party: In December 2012, the Company issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At December 31, 2013, the balance of this loan is $2,400,000 and the interest accrued but not paid is $139,620. In December 2012, the Company issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At December 31, 2013, the balance of this loan is $500,000 and the interest accrued but not paid is $28,837.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of December 31, 2013 and September 30, 2013:

	12/31/2013	9/30/2013

Gross accounts receivable from customers	$223,506	$158,327
Allowance for doubtful customer accounts	(8,584)	(8,584)
Accounts receivable, net	$214,922	$149,743

The bad debt expenses of $0 and $0 were recognized during the three months ended December 31, 2013 and 2012, respectively, in the accompanying consolidated statements of operations.

NOTE 7 – INVENTORIES

Inventories as of December 31, 2013 and September 30, 2013 consisted of the following:

	12/31/2013	9/30/2013

Raw materials	$72,393	$75,357
Work in Process
Finished goods	476,699	534,539
	549,092	609,896
Allowance for obsolete inventories	(33,630)	(33,630)
Inventories, net	$515,462	$576,266

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company recorded cost of goods sold due to inventories obsolescence in amount of $0 and $0 during the three months ended December 31, 2013 and 2012, respectively.

NOTE 8 – PREPAID EXPENSES

As of December 31, 2013 and September 30, 2013, the Company had prepaid expenses of $138,054 and $136,391, respectively, and consisted of the following:

	12/31/2013	9/30/2013

Prepaid insurance	$33,379	$44,017
Prepaid inventories	104,675	92,374
Total	$138,054	$136,391

NOTE 9 – FIXED ASSETS

	12/31/2013	9/30/2013
Machinery and equipment	$517,403	513,298
Software and website development	68,184	68,184
Furniture and fixtures	26,491	26,491
Land	2,400,000	2,400,000
Warehouses	800,000	800,000

Total property and equipment	3,812,078	3,807,973
Less accumulated depreciation	(390,473)	(353,980

Net property and equipment	$3,421,604	3,453,993

Depreciation expense for the three months ended December 31, 2013 and 2012 was $36,493 and $0, respectively.

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

NOTE 10 – INVESTMENT IN PARTNERSHIP

In 2006, Verity Farms II acquired a 19% interest in Crop Resources LLC by contributing $25,000 cash to the partnership. Investment in partnership was comprised of the following amounts as of December 31, 2013.

Crop Resources LLC
Partnership
Percentage of Ownership	19%
Book Equity 12/31/2013	$19,798
Share of Net Income/(Loss)	167

Book Equity 12/31/2013	19,965

NOTE 11 – NOTES PAYABLE

Note payable: At December 31, 2013, the Company had a note payable to an affiliated company of one of our former officers in the amount of $28,955, which is not secured by collateral of the Company, carries accrued interest of 6% and is due on demand by the holder. The interest accrued, but not paid as of December 31, 2013 is $1,739. In July 2013, the Company entered into a Mutual Rescission of Note Conversion and Reinstatement of Debt Agreement, Pursuant to which an aggregate of 900,000 shares of common stock were returned to the Company and $72,000 worth of note payable was reinstated. The interest accrued at 6% per annum but not paid as of December 31, 2013 is $2,160.

Note payable- related party: At December 31, 2013, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of December 31, 2013 is $19,878. A second note payable to our Board Member in the amount of $3,220,000 is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of December 31, 2013 is $107,077. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of December 31, 2013 is $16,279. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of December 31, 2013 is $23,536.

Real estate loan: In December 2012, the Company issued a note payable in the amount of $278,500 to acquire a building from an unrelated party. The loan is secured by real estate, carries an interest rate of 4.7% and is due in January 2015. At December 31, 2013, the balance of this loan is $267,351 and the Company has paid $3,163 in interest during the three months ended December 31, 2013.

Real estate loan- related party: In December 2012, the Company issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At December 31, 2013, the balance of this loan is $2,400,000 and the interest accrued but not paid is $139,620. In December 2012, the Company issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At December 31, 2013, the balance of this loan is $500,000 and the interest accrued but not paid is $28,837.

Principal maturities of these loans payable for the next five years and thereafter are as follows:

Principal
Years ended September 30,
2014	$985,021
2015	369,060
2016	391,204
2017	510,611
2018	911,455
Thereafter	0
$3,167,351

NOTE 12 – CUSTOMER DEPOSITS

As of December 31, 2013 and September 30, 2013, the Company had customer deposits of $25,299 and $10,241, respectively, representing payments received for orders not yet shipped.

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

On July 23, 2013, the Company entered into a Mutual Rescission of Note Conversion and Reinstatement of Debt Agreement, Pursuant to which an aggregate of 900,000 shares of common stock were returned to the Company and $72,000 worth of note payable was reinstated.

On August 22, 2013, 9 shareholders converted an aggregate of 582,000 shares of Series A preferred stock to 1,986,340 shares of common stock.

The company didn’t issue any stock for the three months ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Verity Corp. (the “Company”)from time to time with the SEC (Collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

For the Three Months Ended December 31, 2013 Compared with the Three Months Ended December 31, 2012.

Revenues

Revenues for the three months ended December 31, 2013 totaled $324,299 as compared to $96,121 for the three months ended December 31, 2012.

Revenue Recognition is accounted for as follows : Sales revenue is billed and shipped in the same period each month and service revenue is billed in advance on the first day of the month that service is rendered. The Company expects revenues to increase during the growing season for farmers.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2013 was $157,980 as compared to $12,654 for the three months ended December 31, 2012. The increase in cost of goods sold is due to increased revenues. Gross Margin for the three months ended December 31, 2013 was 51%.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 totaled $555,366. Operating expenses for the three months ended December 31, 2012 totaled $346,856. The increase of $208,510 was due to an increase in payroll expenses of $72,619 based on staff additions, depreciation of $36,493, marketing costs of $15,456, professional fees of $31,744, Rent of $24,815 and other selling, general and administrative expenses of $27,383.

Interest Expense

Interest Expense for the three months ended December 31, 2013 was $72,240 compared to $10,000 for the three months ended December 31, 2012. The increase in interest expense is directly related to additional debt of Verity Corp.

Net Loss Before Provision for Income Taxes

The net loss for the three months ended December 31, 2013 was $459,259 as compared to a net loss of $273,389 for the three months ended December 31, 2012. The increased net loss is based on increased operating expenses as mentioned above along with an increase in interest expense.

Liquidity and Capital Resources

Cash flows used by operating activities were $444,500 for the three months ended December 31, 2013 as compared to $566,320 for the three months ended December 31, 2012. Negative cash flow is a direct result of operating expenses exceeding revenues generated during the three months ended December 31, 2013 and 2012.

Cash Flows used by Investing Activities were $4,105 for purchases of equipment during the three months ended December 31, 2013. For the three months ended December 31, 2012, cash flows from investing activities was $4,850,000 for the purchase of land, building and equipment.

Cash Flows provided by financing activities were $412,039 for the three months ended December 31, 2013 and $5,640,694 for the three months ended December 31, 2012. The cash provided by financing activities was related to proceeds received from notes payable.

As of December 31, 2013, we did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, our auditors expressed substantial doubt about our ability to continue as a going concern in the September 30, 2013 Audit report.

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

We have been using a credit line that reached $2,805,000 on December 31, 2013. The credit line is in the form of a note held by a principal shareholder and board member. The line is reaching its maximum limit. As of December 31, 2013 the note was unsecured and accrues interest at a rate 3% per annum. A First Security Agreement granting first priority interest in all of our assets, wheresoever located and whether now existing or hereafter arising or acquired, has been granted in favor of the note holder as of January 3, 2014. That filing will replace a similar filing by a previous note holder.

Management has determined that general expenditures must be reduced unless revenue growth is obtained. Additional capital will be required in the form of equity or debt securities to maintain operations. In addition, if the Company cannot raise additional short term capital, the Company will be forced to continue to further accrue liabilities due to our limited cash reserves. There can be no assurances that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If the Company obtains additional funds by selling any of our equity securities of by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory term, the Company may be required to cease operating or otherwise drastically modify the business strategy.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements

Item 3 Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure and Control Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization of body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013., filed with the SEC on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities

During the three months ended December 31, 2013, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

There have been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed which was not previously disclosed.

ITEM 6. Exhibits

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Hypersolar, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Hypersolar, Inc., furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS*	XBRL Instance Document

EX-101.SCH*	XBRL Taxonomy Extension Schema Document

EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB*	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verity Corp.

Date: February 20, 2014	By:	/s/ RICHARD KAMOLVATHIN
	Name:	Richard Kamolvathin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2014	By:	/s/ KEN WRIGHT
	Name:	Ken Wright
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

9