Form 10-Q
period 2014-03-31
Verity Corp.
filed 2014-05-23
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

As of May 23, 2014, the registrant had 9,177,201 shares of its common stock outstanding.

VERITY CORP.

FOR THE QUARTER ENDED

MARCH 31, 2014

2

Part I - Financial Information

Item 1 - Financial Statements

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$89,953	$94,503
Accounts receivable	252,431	149,743
Inventory	674,986	576,266
Prepaid expenses	135,844	136,391
Other receivables	465	16,747
Total Current Assets	1,153,679	973,650

FIXED ASSETS
Land	2,400,000	2,400,000
Building	800,000	800,000
Accumulated depreciation - Building	(68,333)	(41,667)
Property, plant, and equipment	679,928	607,973
Accumulated depreciation - PP&E	(358,634)	(312,313)
Net Fixed Assets	3,452,961	3,453,993

OTHER ASSETS
Investment in Crop Resources	19,965	19,965
Total Other Assets	19,965	19,965

TOTAL ASSETS	$4,626,605	$4,447,608

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$425,097	$209,938
Credit cards payable	31,721	38,058
Customer deposits	25,299	10,241
Notes payable	140,719	100,956
Notes payable - related party	4,101,267	3,636,267
Real estate loans, current portion	263,363	11,503
Real estate loans, current portion- related party	717,670	717,670
Accrued interest payable	422,269	283,674

Total Current Liabilities	6,127,404	5,008,306

LONG TERM LIABILITIES:
Real estate loans, net current portion	-	259,623
Real estate loans, current portion- related party	2,182,330	2,182,330
	2,182,330	2,441,953

Total Liabilities	8,309,734	7,450,259

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Series A Preferred, $0.001 par value, 331,618 and 331,618 shares issued and outstanding, respectively	332	332
Series B Preferred, $0.001 par value, 4,850,000 and 4,850,000 shares issued and outstanding, respectively	4,850	4,850
Series C Preferred, $0.001 par value, 51 and 51 shares issued and outstanding, respectively	0	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized 9,177,201 and 9,177,201 shares issued and outstanding, respectively *	9,178	9,178
Capital in excess of par value	7,929,001	7,929,001
Retained earnings (Deficit)	(11,505,927)	(10,828,681)
Noncontrolling interest	(120,561)	(117,331)

Total Stockholders’ (Deficit)	(3,683,127)	(3,002,651)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,626,605	$4,447,608

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 and 2013 (Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013

REVENUES:
Sales	$366,598	$586,665	$690,897	$680,864
Service	-	-	-	1,922

Total Revenues	366,598	586,665	690,897	682,786

COST OF GOODS SOLD	160,112	396,269	318,092	408,923

GROSS PROFIT	206,486	190,396	372,806	273,863

OPERATING EXPENSES:
Consulting fees	101	16,500	425	187,000
Depreciation	36,494	37,898	72,987	39,223
Management fees	-	20,125	-	41,265
Marketing and advertising	17,738	47,987	33,194	47,987
Payroll expense	183,602	298,194	464,721	336,193
Professional fees	31,333	102,155	108,510	158,714
Rent	9,934	54,680	34,749	57,680
Repairs and maintenance	8,822	12,081	16,779	12,081
Research and development	17,818	9,160	20,288	9,191
Travel, meals, and entertainment	19,353	53,011	51,681	53,595
Other general and administrative	25,208	79,897	102,435	135,615
Total Operating Expenses	350,402	731,688	905,769	1,078,544

LOSS FROM OPERATIONS	(143,916)	(541,292)	(532,964)	(804,681)

OTHER INCOME (EXPENSE):
Loss on Derivative liability
Interest expense	(74,069)	(34,187)	(146,309)	(44,187)
Misc. Other Income (Expense)	-	26,584	2,027	26,584

LOSS BEFORE INCOME TAX PROVISION	(217,985)	(548,895)	(677,246)	(822,284)

PROVISION FOR INCOME TAXES	-	-	-	-

CONSOLIDATED NET LOSS	(217,985)	(548,895)	(677,246)	(822,284)

Loss on goodwill impairment, Verity Farms	-	-	-	(5,790,922)

Net loss (income) attributable to non-controlling interest, Aistiva	5,230	19,272	3,230	65,977

NET LOSS ATTRIBUTABLE TO COMPANY	$(212,755)	$(529,623)	$(674,016)	$(6,547,229)

BASIC LOSS PER SHARE	$(0.02)	$(0.07)	$(0.07)	$(0.99)

WEIGHTED AVERAGE SHARES OUTSTANDING	9,177,201	7,685,745	9,177,201	6,628,652

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	For the six months
	Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,016)	$(6,547,229)
Adjustments to reconcile net loss to net cash by operating activities:
Noncontrolling interest in income of consolidated subsidiary	(6,459)	(65,977)
Depreciation	49,405	39,223
Issuance of stock for services received	-	66,994
Loss on goodwill impairment, Verity Farms	-	5,790,922
Net (increase) decrease in operating assets:
Accounts receivable	(102,688)	(282,952)
Inventory	(98,720)	(569,404)
Other receivable	16,281	(12,221)
Prepaid expense	547	(241,415)
Other assets		-
Net increase (decrease) in operating liabilities:
Accounts payable	215,158	262,246
Credit cards payable	(6,337)	30,912
Customer deposits	15,058	223,293
Other liabilities	138,595	168,826

Net Cash Provided (Used) by Operating Activities	(429,594)	(1,136,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment	(71,955)	(4,850,000)
Payments for land and buildings		-
Payments for Verity acquisition	-	-

Net Cash Provided (Used) by Investing Activities	(71,955)	(4,850,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	39,763	6,164,867
Proceeds from notes-related party	465,000	0
Payments for notes	(7,763)	(314,525)
Proceeds of capital stock issuance	0	227,474

Net Cash Provided by Financing Activities	497,000	6,077,816

NET INCREASE (DECREASE) IN CASH	(4,549)	91,034

CASH AT BEGINNING OF PERIOD	94,503	7,519

CASH AT END OF PERIOD	$89,953	$98,554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2014

NOTE 1 – ORGANIZATION AND BUSINESS BACK GROUND

OVERVIEW

Verity Corp. (the “Company”) is a natural-oriented, technologically sophisticated Agribusiness Services company. The Company’s Corporate Goal is to provide consumers with safe, high-quality and nutritious food sources and high-quality water for drinking and for agricultural and livestock production. The Company has a portfolio of proprietary natural (oriented) products and services focused from Soil to Plate to fulfill its Corporate Goal.

HISTORY AND PRODUCT OVERVIEW

Verity’s predecessor company Verity Farms, LLC was incorporated in July 2004. Since then the Company has taken its sustainable crop and livestock production protocols and developed:

i)	a portfolio of (hard) products that can be widely used by either conventional or organic/non-GMO farms to:

a)	improve the quality of grain, livestock & aquaculture production;

b)	reduce growing costs; while

c)	maintaining production yields.

ii)	a fully integrated set of Soil and Plant Health Programs that remove substantial barrier for farmers desiring to convert conventional farms into farms with healthy soil and sustainable, non-GMO crop and livestock production based upon natural practices and limited chemical applications.

These products and programs position Verity as a leader & one-stop farming & food production resource addressing powerful & accelerating trends that are altering production methods in the $53 billion Food Market.

ORGANIZATION & OPERATIONS

The Company is organized into 3 divisions: Verity Agriculture Productions & Soil Preservation; Verity Water Systems; and Verity Consumer Products. These distinct divisions are interlinked by one sales team, located in major agricultural production markets, to provide: farmers, ranchers, food distributors & processors and food manufacturers and grocery retailers a wide spectrum of product & service solutions to address their issues in production, supply, and market positioning. Verity has integrated operations at its Corporate Headquarters, in Sioux Falls, South Dakota and in Pelham Georgia, which provides Product Distribution, Sales, and Crop Advisory Services in Georgia for the Southeast U.S. In order to focus the Company’s limited resources, Verity’s Consumer products remains in test / pre-production mode. The Company’s Agriculture Production & Soil Preservation Division and Water Systems Division are moving from a limited “Bottom Up” Sales mode to Mass Commercialization through the establishment of strategic relationships .

STRATEGY

Verity changed its top management and corporate organization in Q1 FY2014. This change is accompanied by a change in focus and allocation of resources that had gained momentum in preceding years.. The new CEO has led Verity Sales & Product R&D since 2011. The prior CEO has retired from day-to-day operational responsibilities, is an advisor and consultant to the Company, and remains a member of Verity’s Board of Directors.

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

STRATEGY (Cont.)

In FY 2014, the Company has: rolled out a distinctive line of Hard Products for use by family farmers that will also appeal to Agribusinesses that have integrated production and processing operations. The Company has focused management attention and Company resources to implementing a new “Top Down” strategy that will complement the Company’s continuing “Bottom Up” strategy. The “Bottom Up” strategy has created a network of family farmers / salesmen that are Verity’s eyes, ears, voice and hands in their regions. This Sales Force provides Verity with: a) regional farming and agribusiness intelligence and has identified prospective Strategic Customer & Distribution opportunities in their regions and b) active family farmers using, selling and distributing Verity Products & Services in their regions.

The Company’s new “Top Down” strategy is focusing on:

Part A)	Identifying strategic customer & relationship prospects and introducing Verity’s easy-to-understand and purchase line of agriculture production “Hard Products”.

Part B)	Introducing Verity Corporation and its diverse portfolio of Products and Services to these strategic customers & relationship prospects.

Part A of the Top Down Strategy is expected to result in meaningful increases in FY2014 revenue.. Part B of the Top Down Strategy is expected to result in customer and business partnership relationships that will strategically expand Verity’s network of business relationships and sales of the full line of Verity Products and Services. Part B is expected to result in a meaningful increase in revenue in the intermediate term of FY2014 & FY2015.

COMPETITION

Verity Corp. operates in environments of heavy competition. However, the Company’s Products & Services have competitive advantages that can propel their growth with proper resources and effective management. Obtaining a small fraction of market share will provide Verity with substantial growth opportunities

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable (cont.)

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

Inventories

Inventories consist of raw materials and finished goods and goods available for resale, which are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand, which was approximately 5% of ending inventories at the reporting periods. The spoilage will be written-off directly to the profit and loss when it occurs. As of March 31, 2014 and September 30, 2013, the Company recorded an allowance for obsolete inventories in the amounts of $36,241 and $33,630, respectively.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company had a retained deficit of $11,505,927 and current liabilities in excess of current assets by $4,973,725. During the six months ended March 31, 2014, the Company incurred a net loss of $674,016 and incurred negative cash flows from operations of $429,594. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Note payable- related party: At March 31, 2014, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of March 31, 2014 is $24,998. A second note payable to our Board Member in the amount of $3,220,000 is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of March 31, 2014 is $133,446. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of March 31, 2014 is $18,154. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of March 31, 2014 is $26,086.

Real estate loan- related party: In December 2012, the Company issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At March 31, 2014, the balance of this loan is $2,400,000 and the interest accrued but not paid is $180,000. In December 2012, the Company issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At March 31, 2014, the balance of this loan is $500,000 and the interest accrued but not paid is $37,500.

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

NOTE – 6 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of March 31, 2014 and March 31, 2013:

	03/31/2014	09/30/2013

Gross accounts receivable from customers	$261,015	$158,327
Allowance for doubtful customer accounts	(8,584)	(8,584)
Accounts receivable, net	$252,431	$149,743

The bad debt expenses of $0 and $0 were recognized during the six months ended March 31, 2014 and 2013, respectively, in the accompanying consolidated statements of operations.

NOTE – 7 INVENTORIES

Inventories as of March 31, 2014 and September 30, 2013 consisted of the following:

	03/31/2014	9/30/2013

Raw materials	$57,143	$75,357
Work in Process	56,541
Finished goods	597,542	534,539
	711,226	609,896
Allowance for obsolete inventories	(36,240)	(33,630)
Inventories, net	$674,986	$576,266

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company recorded cost of goods sold due to inventories obsolescence in amount of $2,610 and $0 during the six months ended March 31, 2014 and 2013, respectively.

NOTE – 8 PREPAID EXPENSES

As of March 31, 2014 and September 30, 2013, the Company had prepaid expenses of $135,844 and $136,391, respectively, and consisted of the following:

	03/31/2014	9/30/2013

Prepaid insurance	$42,723	$44,017
Prepaid inventories	93,121	92,374
Total	$135,844	$136,391

NOTE – 9 FIXED ASSETS

	03/31/2014	9/30/2013
Machinery and equipment	$585,253	513,298
Software and website development	68,184	68,184
Furniture and fixtures	26,491	26,491
Land	2,400,000	2,400,000
Warehouses	800,000	800,000

Total property and equipment	3,879,928	3,807,973
Less accumulated depreciation	(426,967)	(353,980)

Net property and equipment	$3,452,961	3,453,993

Depreciation expense for the six months ended March 31, 2014 and 2013 was $72,987 and $39,223, respectively.

Land valued at $2,400,000 as of March 31, 2014, includes a 240 acre parcel located in Sioux Falls, South Dakota. The Company acquired the land for the purposes of a future corporate campus and to create buffered test plots for our various farming operations. The property was originally acquired from a board member at an appraised value of $9,963 per acre.

Warehouses include two properties whose total value is $800,000 as of March 31, 2014. The first property is located in Pelham, Georgia, includes 16 acres, a 16,748 square foot building and is being used as a distribution center. The property was acquired from our board member for $500,000. Prior to the acquisition, the property was appraised for $469,000 and received improvements totaling $110,000 since its original purchase. The second warehouse, also being used as a distribution center, is located in Orange City, Iowa. The property was acquired from a third party for $300,000 and has a 6,600 square foot building on 20 acres of land.

NOTE – 10 INVESTMENT IN PARTNERSHIP

In 2006, Verity Farms II acquired a 19% interest in Crop Resources LLC by contributing $25,000 cash to the partnership. Investment in partnership was comprised of the following amounts as of March 31, 2014.

Crop Resources LLC
Partnership
Percentage of Ownership	19%
Book Equity 03/31/2014	$19,798
Share of Net Income/(Loss)	167

Book Equity 03/31/2014	19,965

NOTE 11 – NOTES PAYABLE

Note payable: At March 31, 2014, the Company had a note payable to an affiliated company of one of our former officers in the amount of $28,955, which is not secured by collateral of the Company, carries accrued interest of 6% and is due on demand by the holder. In July 2013, the Company entered into a Mutual Rescission of Note Conversion and Reinstatement of Debt Agreement, Pursuant to which an aggregate of 900,000 shares of common stock were returned to the Company and $72,000 worth of note payable was reinstated.

Note payable- related party: At March 31, 2014, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of March 31, 2014 is $24,998. A second note payable to our Board Member in the amount of $3,220,000 is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued, but not paid as of March 31, 2014 is $133,446. A third note payable to our Board Member in the amount of $150,000, is unsecured, carries an interest rate of 5% and is due on demand. The interest accrued but not paid as of March 31, 2014 is $18,154. A fourth note payable to our Board Member in the amount of $340,000, is unsecured, carries an interest rate of 3% and is due on demand. The interest accrued but not paid as of March 31, 2014 is $26,086.

Real estate loan: In December 2012, the Company issued a note payable in the amount of $278,500 to acquire a building from an unrelated party. The loan is secured by real estate, carries an interest rate of 4.7% and is due in January 2015. At March 31, 2014, the balance of this loan is $267,351 and the Company has paid $5,684 in interest during the six months ended March 31, 2014.

Real estate loan- related party: In December 2012, the Company issued a note payable in the amount of $2,400,000 to a company under the control of our Board Member to acquire land. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2018. At March 31, 2014, the balance of this loan is $2,400,000 and the interest accrued but not paid is $180,000. In December 2012, the Company issued a note payable in the amount of $500,000 to a company under the control of our Board Member to acquire a building. The loan is secured by real estate, carries an interest rate of 6% and is due in September 2017. At March 31, 2014, the balance of this loan is $500,000 and the interest accrued but not paid is $37,500.

Principal maturities of these loans payable for the next five years and thereafter are as follows:

Principal
Years ended September 30,
2014	981,033
2015	369,060
2016	391,204
2017	510,611
2018	911,455
Thereafter	0
3,163,363

NOTE – 12 CUSTOMER DEPOSITS

As of March 31, 2014 and September 30, 2013, the Company had customer deposits of $25,299 and $10,241, respectively, representing payments received for orders not yet shipped.

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

On December 31, 2012, the Company issued 4,850,000 shares of Series B Convertible Preferred Stock to its shareholders of Verity Farms II, Inc. valued at $4,850,000 pursuant to a share exchange agreement.

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

The company didn’t issue any stock for the three months ended March 31, 2014.

Note – 14 Subsequent Event

Termination of Contracts for Deed

In December 2012, our wholly owned subsidiary Verity Farms LLC (“Verity Farms”), entered into a Contract for Deed, as amended, with Spader, Inc. (“Spader”, a company controlled by Duane Spader, then an officer, Director and principal stockholder of the Verity Corp. (the “Company”). Pursuant to the Agreement, Verity Farms purchased certain real estate interests in South Dakota from Spader, in exchange for $2,400,000 to be paid over time. The Company has not made any payment to Spader under the agreement. On May 16, 2014, Verity Farms and Spader entered into a Termination Agreement, pursuant to which the property rights were returned to Spader and the financial obligations were terminated, resulting in the elimination of $2,400,000 owed to Spader, together with accrued interest of $192,000 as of April 30, 2014.

In December 2012, Verity Farms entered into a Contract for Deed, as amended, with Spader pursuant to which Verity Farms purchased certain real estate interests in Georgia from Spader, in exchange for $500,000 to be paid over time. The Company has not made any payment to Spader under the agreement. On May 16, 2014, Verity Farms and Spader entered into a Termination Agreement, pursuant to which the property rights were returned to Spader and the financial obligations were terminated, resulting in the elimination of $500,000 owed to Spader, together with accrued interest of $40,000 as of April 30, 2014.

Amendment to Loan Arrangements

The Company and its subsidiaries previously borrowed various amounts from Duane Spader. On May 16, the Company and its subsidiaries entered into agreements with Mr. Spader pursuant to which the maturity date of the loans was extended and interest payment dates were modified. Accrued Interest from December 31, 2012 to September 30, 2015 will be due and payable on or before September 30, 2015. After September 30, 2015, interest accrued will be due on or before September 30, 2016, 2017, 2018 and 2019. The principal amount of $3,220,000 will be due to lender in three annual payments as follows:

$1,073,333.34 plus any unpaid accrued interest …. Due September 30, 2017

$1,073,333.33 plus any unpaid accrued interest …. Due September 30, 2018

$1,073,333.33 plus any unpaid accrued interest …. Due September 30, 2019

In connection with the foregoing, the Company and its subsidiaries also granted security interests to Mr. Spader in substantially all of the Company’s and subsidiaries assets.

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

Business

Our Company

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

HISTORY AND PRODUCT OVERVIEW

Verity’s predecessor company Verity Farms, LLC was incorporated in July 2004. Since then the Company has taken its sustainable crop and livestock production protocols and developed:

iii)	a portfolio of best-in-market hard products that can be widely used by either conventional or organic/non-GMO farms to:

d)	improve the quality of grain, livestock & aquaculture production;

e)	reduce growing costs; while

f)	maintaining production yields.

iv)	a fully integrated set of Soil and Plant Health Programs that remove substantial barrier for farmers desiring to convert conventional farms into farms with healthy soil and sustainable, non-GMO crop and livestock production based upon natural practices and limited chemical applications.

These products and programs position Verity as a leader & one-stop farming & food production resource addressing powerful & accelerating trends that are altering production methods in the Agriculture and Food Market.

ORGANIZATION & OPERATIONS

The Company is organized into 3 divisions: Verity Agriculture Products & Soil Preservation; Verity Water Systems; and Verity Consumer Products. These distinct divisions work are interlinked by one sales team, located, across the US, in major agricultural production markets, to provide: farmers, ranchers, food distributors & processors and food manufacturers and grocery retailers a wide spectrum of product & service solutions to address their production and supply issues, and market positioning. Verity has integrated operations at its Corporate Headquarters, in Sioux Falls, South Dakota and in Pelham Georgia, which provides Product Distribution, Sales, and Crop Advisory Services in Georgia for the Southeast U.S. In order to focus the Company’s limited resources, Verity’s Consumer Products Division remains in test / pre-production mode. The Company’s Agriculture Products & Soil Preservation Division and Water Systems Division are moving from a limited “Bottom Up” Sales mode to mass commercialization through the establishment of strategic relationships .

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

Results of Operations

For the Six Months Ended March 31, 2014 compared with the Six Months Ended March 31, 2013.

Revenues

Revenues for the six months ended March 31, 2014 totaled $690,897 as compared to $682,786 for the six months ended March 31, 2013. Revenues increased 1% as compared to the six months ended March 31, 2013.

Revenue Recognition is accounted for as follows : Sales revenue is billed and shipped in the same period each month and service revenue is billed in advance on the first day of the month that service is rendered. The Company expects revenues to increase during the growing season for farmers.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2014 was $318,092 as compared to $408,923 for the six months ended March 31, 2013. The decrease in cost of goods sold is due sales of higher margin items and product mix. Gross Margin for the six months ended March 31, 2014 was 53%. Gross Margin for the six months ended March 31, 2013 was 40%. Gross Margin has improved by 13% due to pricing, purchasing and product mix.

Operating Expenses

Operating expenses for the six months ended March 31, 2014 totaled $905,769 as compared to $1,078,544 for the six months ended March 31, 2013. The decrease in operating expenses of $172,775 is based on a decrease of $202,030 for consulting fees and professional fees, a decrease of $41,265 in management fees and decrease of $33,180 in general and office expenses.

Research and Development expenses increased $11,097 during the six months ended March 31, 2014. Depreciation expense increased $33,764 and payroll and other expenses increased $58,839.

Interest Expense

Interest Expense for the six months ended March 31, 2014 was $146,309 as compared to $44,187 for the six months ended March 31, 2013. The increase in interest expense is directly related to additional debt of Verity Corp related to land and buildings.

Net Loss Before Provision for Income Taxes

The net loss for the six months ended March 31, 2014 was $674,016 as compared to a net loss of $756,307 before loss on goodwill impairment, Verity Farms for the six months ended March 31, 2013. The decrease in operating net loss is based on increased gross margins for product sales and a decrease in operating expenses as mentioned above.

Liquidity and Capital Resources

Cash flows used by operating activities were $429,594 for the six months ended March 31, 2014 as compared to $1,136,782 for the six months ended March 31, 2014. Negative cash flow is a direct result of operating expenses exceeding revenues generated during the six months ended March 31, 2014 and 2013.

Cash Flows used by Investing Activities was $71,955 for purchases of equipment during the six months ended March 31, 2014. For the six months ended March 31, 2014, cash flows from investing activities was $4,850,000 for the purchase of land, building and equipment.

Cash Flows provided by financing activities were $497,000 for the six months ended March 31, 2014 and $6,077,816 for the six months ended March 31, 2014. The cash provided by financing activities was related to proceeds received from notes payable.

As of March 31, 2014, Verity did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligations over the next 12 months. Because of the foregoing, Verity’s auditors expressed substantial doubt about our ability to continue as a going concern in the September 30, 2013 Audit report.

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

Verity has been using a credit line that reached $2,805,000 on December 31, 2013. It is a private note held by a principal shareholder and board member. That line is reaching its maximum limit. As of December 31, 2013 the note was unsecured and accruing interest at 3%. A First Security Agreement granting first priority interest in all of Verity’s assets, wheresoever located and whether now existing or hereafter arising or acquired, has been granted in favor of the note holder as of January 3, 2014. That filing will replace a similar filing by a previous note holder.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Verity Corp. does not hold any derivative instruments and do not engage in any hedging activities.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Verity Corp. is not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization of body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Verity Corp takes the position that there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013., filed with the SEC on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

There have been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed which was not previously disclosed.

ITEM 6. Exhibits

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Verity Corp, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Verity Corp., furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS*	XBRL Instance Document

EX-101.SCH*	XBRL Taxonomy Extension Schema Document

EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB*	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verity Corp.

Date: May 23, 2014	By:	/s/ RICHARD KAMOLVATHIN
	Name:	Richard Kamolvathin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2014	By:	/s/ KEN WRIGHT
	Name:	Ken Wright
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

