Form 10-Q
period 2014-06-30
Verity Corp.
filed 2014-08-20
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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

As of August 20, 2014, the registrant had 10,177,201 shares of its common stock outstanding.

VERITY CORP.

FOR THE QUARTER ENDED

JUNE 30, 2014

2

Part 1 - Financial Information

Item 1. Financial Statements

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$129,773	$94,503
Accounts receivable	699,019	149,743
Inventory	653,586	576,266
Prepaid expenses	142,909	136,391
Other receivables	16,256	16,747
Total Current Assets	1,641,543	973,650

FIXED ASSETS
Land	-	2,400,000
Building	300,000	800,000
Accumulated depreciation - Building	(26,667)	(41,667)
Property, plant, and equipment	686,544	607,973
Accumulated depreciation - PP&E	(377,353)	(312,313)
Net Fixed Assets	582,525	3,453,993

OTHER ASSETS
Investment in Crop Resources	19,965	19,965
Total Other Assets	19,965	19,965

TOTAL ASSETS	$2,244,032	$4,447,608

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	880,571	209,938
Credit cards payable	36,501	38,058
Customer deposits	10,241	10,241
Notes payable	147,122	100,956
Notes payable - related party	541,267	3,636,267
Real estate loans, current portion	11,503	11,503
Real estate loans, current portion- related party	-	717,670
Accrued interest payable	246,802	283,674

Total Current Liabilities	1,874,007	5,008,306

LONG TERM LIABILITIES:
Real estate loans, net current portion	251,047	259,623
Related Party Note Payable	3,710,000	2,182,330
	3,961,047	2,441,953

Total Liabilities	5,835,054	7,450,259

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Series A Preferred, $0.001 par value, 331,618 and 331,618 shares issued and outstanding, respectively	332	332
Series B Preferred, $0.001 par value, 4,750,006 and 4,850,000 shares issued and outstanding, respectively	4,750	4,850
Series C Preferred, $0.001 par value, 51 and 51 shares issued and outstanding, respectively	0	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized 10,177,201 and 9,177,201 shares issued and outstanding, respectively *	10,178	9,178
Capital in excess of par value	7,928,101	7,929,001
Retained earnings (Deficit)	(11,413,821)	(10,828,681)
Noncontrolling interest	(120,561)	(117,331)

Total Stockholders’ (Deficit)	(3,591,022)	(3,002,651)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,244,032	$4,447,608

* Reflects a 1:100 reverse stock split on 4/4/2013

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

REVENUES:
Sales	$1,749,439	$1,428,021	$2,440,336	$2,108,885
Service	-	-	-	-

Total Revenues	1,749,439	1,428,021	2,440,336	2,108,885

COST OF GOODS SOLD	1,029,706	742,951	1,347,798	1,151,874

GROSS PROFIT	719,733	685,070	1,092,539	957,011

OPERATING EXPENSES:
Consulting fees	425	23,500	850	210,500
Depreciation	14,870	37,917	87,857	77,140
Management fees	-	-	-	41,265
Marketing and advertising	30,782	34,815	63,976	82,802
Payroll expense	502,028	347,878	966,748	684,071
Professional fees	116,323	242,206	224,833	400,920
Rent	42,562	32,426	77,311	90,106
Repairs and maintenance	5,309	11,801	22,088	23,882
Research and development	5,701	4,265	25,989	13,457
Travel, meals, and entertainment	92,901	52,030	144,583	105,625
Other general and administrative	152,545	115,336	255,000	250,676
Total Operating Expenses	963,466	902,174	1,869,235	1,980,444

LOSS FROM OPERATIONS	(243,733)	(217,104)	(776,696)	(1,023,433)

OTHER INCOME (EXPENSE):
Loss on Derivative liability
Interest expense	116,515	(39,370)	(34,886)	(82,141)
Misc. Other Income (Expense)	-	(42,094)	2,027	(42,530)

LOSS BEFORE INCOME TAX PROVISION	(127,218)	(298,568)	(809,555)	(1,148,104)

PROVISION FOR INCOME TAXES	-	-	-	-

CONSOLIDATED NET LOSS	(127,218)	(298,568)	(809,555)	(1,148,104)

Loss on goodwill impairment, Verity Farms	-	152,611	-	5,943,533
Loss on discontinued operations		35,053		7,799

Net loss (income) attributable to non-controlling interest, Aistiva	2,927	8,710	6,156.37	74,686

NET LOSS ATTRIBUTABLE TO COMPANY	$(124,291)	$(477,522)	$(803,399)	$(7,024,750)

BASIC LOSS PER SHARE	$(0.01)	$(0.06)	$(0.09)	$(1.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	9,150,534	7,692,867	9,288,312	6,948,239

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	For the nine months
	Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(803,399)	$(7,024,750)
Adjustments to reconcile net loss to net cash by operating activities:
Noncontrolling interest in income of consolidated subsidiary	(6,156)	(74,686)
Depreciation	87,857	77,140
Issuance of stock for services received	-	216,788
Loss on goodwill impairment, Verity Farms	-	5,943,533
Net (increase) decrease in operating assets:
Accounts receivable	(549,276)	(384,177)
Inventory	(77,320)	(573,070)
Other receivable	492	(12,221)
Prepaid expense	(6,518)	(120,891)
Net increase (decrease) in operating liabilities:
Accounts payable	670,633	112,164
Credit cards payable	(1,557)	41,157
Customer deposits	46,167	43,005
Other liabilities	146,455	253,290

Net Cash Provided (Used) by Operating Activities	(492,622)	(1,502,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment	(78,571)	(41,602)
Payments for Verity acquisition	-	(4,850,000)

Net Cash Provided (Used) by Investing Activities	(78,571)	(4,891,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	-	6,574,767
Proceeds from notes-related party	615,000	0
Payments for notes	(8,577)	(320,034)
Proceeds of capital stock issuance	0	227,474

Net Cash Provided by Financing Activities	606,423	6,482,207

NET INCREASE (DECREASE) IN CASH	35,270	87,887

CASH AT BEGINNING OF PERIOD	94,503	7,519

CASH AT END OF PERIOD	$129,773	$95,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,424	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock to retire notes payable, derivative liability, and accrued interest		$276,282
Issuance of preferred stock for acquisition	$-	$4,850,000

The accompanying notes are an integral part of these consolidated financial statements.

VERITY CORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2014

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

STRATEGY

Verity changed its top management and corporate organization in Q1 FY2014. This change is accompanied by a change in focus and allocation of resources that had gained momentum in preceding years. The prior CEO has retired from day-to-day operational responsibilities, is an advisor and consultant to the Company, and remains a member of Verity’s Board of Directors.

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

Part A of the Top Down Strategy is expected to result in meaningful increases in FY2014 revenue. Part B of the Top Down Strategy is expected to result in customer and business partnership relationships that will strategically expand Verity’s network of business relationships and sales of the full line of Verity Products and Services. Part B is expected to result in a meaningful increase in revenue in the intermediate term of FY2014 & FY2015.

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

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to net income. There were no changes in the general provisioning policy in the past since establishment and management considers that the aforementioned general provisioning policy is adequate, not excessive and does not expect to change this established policy in the near future. As of June 30, 2014 and September 30, 2013, the Company recorded an allowance for uncollectible accounts in the amounts of $8,584 and $8,584, respectively.

Inventories

Inventories consist of raw materials and finished goods and goods available for resale, which are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand, which was approximately 5% of ending inventories at the reporting periods. The spoilage will be written-off directly to the profit and loss when it occurs. As of June 30, 2014 and September 30, 2013, the Company recorded an allowance for obsolete inventories in the amounts of $36,241 and $33,630, respectively.

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

Impairment of Long Lived Assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification Topic 360, “Property, Plant and Equipment” (“ASC 360”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. The Company evaluated the recoverability of the fixed assets and did not recognize any impairment during the nine months ended June 30, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2014 and September 30, 2013 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the nine months ended June 30, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended June 30, 2014.

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

Recently issued accounting standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2014, the Company had a retained deficit of $11,413,821 and current liabilities in excess of current assets by $232,464. During the nine months ended June 30, 2014, the Company incurred a net loss of $803,399 and incurred negative cash flows from operations of $492,622. These factors create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Note payable- related party: At June 30, 2014, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of June 30, 2014 is $19,551. A second note payable to our Board Member in the amount of $3,220,000, carries an interest rate of 3% and is due in annual payments of $1,073,333 beginning September 30, 2017. The interest accrued, but not paid as of June 30, 2014 is $175,474. The second note payable was modified on May 16, 2014 to extend the maturity date of the loan and interest payment due dates. The $3,220,000 note payable due dates have been extended to 3 annual principal payments of $1,073,333 beginning September 30, 2017. Accrued interest from December 31, 2012 to September 30, 2015 will be due and payable on or before September 30, 2015. After September 30, 2015, accrued unpaid interest will be due on or before September 30, 2016, 2017, 2018 and 2019. A third note payable to our Board Member in the amount of $150,000, carries an interest rate of 5% and is due in annual principal payments of $50,000 beginning September 30, 2017. The interest accrued but not paid as of June 30, 2014 is $17,779. The third note payable was modified on May 16, 2014 to extend the maturity date of the loan and interest payment due dates. The $150,000 note payable due dates have been extended to 3 annual principal payments of $50,000 beginning September 30, 2017. Accrued interest from December 31, 2012 to September 30, 2015 will be due and payable on or before September 30, 2015, accrued unpaid interest will be due annually on September 30, 2016, 2017, 2018 and 2019.A fourth note payable to our Board Member in the amount of $340,000, carries an interest rate of 3% and is due in annual payments of $113,333 beginning September 30, 2017. The interest accrued but not paid as of June 30, 2014 is $28,575. The fourth note payable was modified on May 16, 2014 to extend the maturity date of the loan and interest payment due dates. The $340,000 note payable due dates have been extended to 3 annual principal payments of $113,333 beginning September 30, 2017. Accrued interest from December 31, 2012 to September 30, 2015 will be due and payable on or before September 30, 2015, accrued unpaid interest will be due annually on September 30, 2016, 2017, 2018 and 2019.

During 2014, a fifth note payable of $200,000, unsecured, due to our Board Member with an interest rate of 3% and due on demand was entered into. Interest accrued but not paid as of June 30, 2014 was $5,423.

The Company and its subsidiaries granted security interests to Mr. Spader in substantially all of the Company’s and subsidiaries assets on May 16, 2014.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of June 30, 2014 and September 30, 2013:

	06/30/2014	09/30/2013

Gross accounts receivable from customers	$707,603	$158,327
Allowance for doubtful customer accounts	(8,584)	(8,584)
Accounts receivable, net	$699,019	$149,743

The bad debt expenses of $5,057 and $0 were recognized during the nine months ended June 30, 2014 and 2013, respectively, in the accompanying consolidated statements of operations.

NOTE 7 – INVENTORIES

Inventories as of June 30, 2014 and September 30, 2013 consisted of the following:

	06/30/2014	9/30/2013

Raw materials	$60,432	$75,357
Work in Process	51,892
Finished goods	577,503	534,539
	689,827	609,896
Allowance for obsolete inventories	(36,241)	(33,630)
Inventories, net	$653,586	$576,266

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company recorded cost of goods sold due to inventories obsolescence in amount of $2,611 and $0 during the nine months ended June 30, 2014 and 2013, respectively.

NOTE 8 – PREPAID EXPENSES

As of June 30, 2014 and September 30, 2013, the Company had prepaid expenses of $142,909 and $136,391, respectively, and consisted of the following:

	06/30/2014	9/30/2013

Prepaid insurance	$52,576	$44,017
Prepaid inventories	90,333	92,374
Total	$142,909	$136,391

NOTE 9 – FIXED ASSETS

	06/30/2014	9/30/2013
Machinery and equipment	$591,869	513,298
Software and website development	68,184	68,184
Furniture and fixtures	26,491	26,491
		2,400,000
Warehouse	300,000	800,000

Total property and equipment	986,544	3,807,973
Less accumulated depreciation	(404,020)	(353,980)

Net property and equipment	$582,525	3,453,993

Depreciation expense for the nine months ended June 30, 2014 and 2013 was $87,857 and $77,140, respectively.

Warehouse includes a property whose total value is $300,000 as of June 30, 2014. The warehouse, also being used as a distribution center, is located in Orange City, Iowa. The property was acquired from a third party for $300,000 and has a 6,600 square foot building on 20 acres of land.

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

NOTE 10 – INVESTMENT IN PARTNERSHIP

In 2006, Verity Farms II acquired a 19% interest in Crop Resources LLC by contributing $25,000 cash to the partnership. Investment in partnership was comprised of the following amounts as of March 31, 2014..

Crop Resources LLC
Partnership
Percentage of Ownership	19%
Book Equity 03/31/2014	$19,798
Share of Net Income/(Loss)	167

Book Equity 06/30/2014	19,965

NOTE 11 – NOTES PAYABLE

Note payable- related party: At June 30, 2014, the Company had a note payable due to our Board Member in the amount of $341,267 which is secured by the Company’s ownership in Aistiva Corporation, carries accrued interest of 6% and is due on December 28, 2013, the interest accrued but not paid as of June 30, 2014 is $19,551. A second note payable to our Board Member in the amount of $3,220,000, carries an interest rate of 3% and is due in annual payments of $1,073,333 beginning September 30, 2017. The interest accrued, but not paid as of June 30, 2014 is $175,474. The second note payable was modified on May 16, 2014 to extend the maturity date of the loan and interest payment due dates. The $3,220,000 note payable due dates have been extended to 3 annual principal payments of $1,073,333 beginning September 30, 2017. Accrued interest from December 31, 2012 to September 30, 2015 will be due and payable on or before September 30, 2015. After September 30, 2015, accrued unpaid interest will be due on or before September 30, 2016, 2017, 2018 and 2019. A third note payable to our Board Member in the amount of $150,000, carries an interest rate of 5% and is due in annual principal payments of $50,000 beginning September 30, 2017. The interest accrued but not paid as of June 30, 2014 is $17,779. The third note payable was modified on May 16, 2014 to extend the maturity date of the loan and interest payment due dates. The $150,000 note payable due dates have been extended to 3 annual principal payments of $50,000 beginning September 30, 2017. Accrued interest from December 31, 2012 to September 30, 2015 will be due and payable on or before September 30, 2015, accrued unpaid interest will be due annually on September 30, 2016, 2017, 2018 and 2019.A fourth note payable to our Board Member in the amount of $340,000, carries an interest rate of 3% and is due in annual payments of $113,333 beginning September 30, 2017. The interest accrued but not paid as of June 30, 2014 is $28,575. The fourth note payable was modified on May 16, 2014 to extend the maturity date of the loan and interest payment due dates. The $340,000 note payable due dates have been extended to 3 annual principal payments of $113,333 beginning September 30, 2017. Accrued interest from December 31, 2012 to September 30, 2015 will be due and payable on or before September 30, 2015, accrued unpaid interest will be due annually on September 30, 2016, 2017, 2018 and 2019.

During 2014, a fifth note payable of $200,000, unsecured, due to our Board Member with an interest rate of 3% and due on demand was entered into. Interest accrued but not paid as of June 30, 2014 was $5,423.

The Company and its subsidiaries granted security interests to Mr. Spader in substantially all of the Company’s and subsidiaries assets on May 16, 2014.

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

Real estate loan: In December 2012, the Company issued a note payable in the amount of $278,500 to acquire a building from an unrelated party. The loan is secured by real estate, carries an interest rate of 4.7% and is due in January 2015. At June 30, 2014, the balance of this loan is $262,550 and the Company has paid $9,424 in interest during the nine months ended June 30, 2014.

Principal maturities of these loans payable for the next five years and thereafter are as follows:

Years ended September 30,	Principal
2014	541,267
2015	262,550
2016	0
2017	1,236,666
2018	1,236,666
Thereafter	1,236,667
4,513,815

NOTE 12 – CUSTOMER DEPOSITS

As of June 30, 2014 and September 30, 2013, the Company had customer deposits of $10,241 and $10,241, respectively, representing payments received for orders not yet shipped.

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

On June 13, 2014, 1 preferrd shareholder converted 100,000 Series B Convertible shares to 1,000,000 common shares.

The company didn’t issue any stock for the nine months ended June 30, 2014.

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

HISTORY AND PRODUCT OVERVIEW

Verity’s predecessor company Verity Farms, LLC was incorporated in July 2004. Since then the Company has taken its sustainable crop and livestock production protocols and developed:

a.	a portfolio of best-in-market hard products that can be widely used by either conventional or organic/non-GMO farms to:

d)	improve the quality of grain, livestock & aquaculture production;

e)	reduce growing costs; while

f)	maintaining production yields.

b.	a fully integrated set of Soil and Plant Health Programs that remove substantial barrier for farmers desiring to convert conventional farms into farms with healthy soil and sustainable, non-GMO crop and livestock production based upon natural practices and limited chemical applications.

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

Results of Operations

For the Nine Months Ended June 30, 2014 compared with the Nine Months Ended June 30, 2014.

Revenues

Revenues for the nine months ended June 30, 2014 totaled $2,440,336 as compared to $2,108,885 for the nine months ended June 30, 2014. Revenues increased 15.72% as compared to the nine months ended June 30, 2013.

Revenue Recognition is accounted for as follows: Sales revenue is billed and shipped in the same period each month and service revenue is billed in advance on the first day of the month that service is rendered.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2014 was $1,347,798 as compared to $1,151,874 for the nine months ended June 30, 2013. The increase in cost of goods sold is due to increased sales. Gross Margin for the nine months ended June 30, 2014 was 45%. And Gross Margin for the nine months ended June 30, 2013 was 45%. Gross Margin percentages have maintained at 45% for the nine months ended June 30.

Operating Expenses

Operating expenses for the nine months ended June 30, 2014 totaled $1,869,235 as compared to $1,980,444 for the nine months ended June 30, 2013. The decrease in operating expenses is directly related to a reduction in consulting and professional fees of $385,737. The reduction in consulting and professional fees is offset by an increase in payroll expenses of $282,677 and in increase in travel of $38,958. Research and Development expenses increased $12,532 during the nine months ended June 30, 2014. Marketing and advertising expenses decreased $18,826, rent decreased $12,795, management fees decreased $41,265 and all other expenses increased $13,247.

Interest Expense

Interest Expense for the nine months ended June 30, 2014 was $34,886 as compared to $82,141 for the nine months ended June 30, 2014. The decrease in interest expense is directly related to the return of land and building to a board member that resulted in a reduction of accrued interest due of $232,000..

Net Loss Before Provision for Income Taxes

The net loss for the nine months ended June 30, 2014 was $803,399 as compared to a net loss of $1,081,217 before loss on goodwill impairment of $5,943,533 for the nine months ended June 30, 2013. The decrease in operating net loss is based on increased revenues at consistent gross margins for product sales and a decrease in operating expenses as mentioned above.

Liquidity and Capital Resources

Cash flows used by operating activities were $492,622 for the nine months ended June 30, 2014 as compared to $1,502,718 for the nine months ended June 30, 2014. Negative cash flow is a direct result of operating expenses exceeding revenues generated during the nine months ended June 30, 2014 and 2013.

Cash Flows used by Investing Activities was $78,571 for purchases of equipment during the nine months ended June 30, 2014. For the nine months ended June 30, 2014, cash flows from investing activities was $4,891,602 for the purchase of land, building and equipment.

Cash Flows provided by financing activities were $606,423 for the nine months ended June 30, 2014 and $6,482,207 for the nine months ended June 30, 2014. The cash provided by financing activities was related to proceeds received from notes payable.

As of June 30, 2014, Verity did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligations over the next 12 months. Because of the foregoing, Verity’s auditors expressed substantial doubt about our ability to continue as a going concern in the September 30, 2013 Audit report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 2. Unregistered Sales of Equity Securities

During the nine months ended June 30, 2014, the Company did not have any unregistered sales of equity securities.

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

Verity Corp.

Date: August 20, 2014	By:	/s/ JIM WHITE
	Name:	Jim White
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2014	By:	/s/ KEN WRIGHT
	Name:	Ken Wright
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

