Form 10-K
period 2019-06-30
Healthcare Solutions Management Group, Inc.
filed 2020-09-15
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-147367

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3767357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

387 Corona St., Suite 555, Denver, CO	80218
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 442-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒     No ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $534,798, computed by reference to the closing sales price of the shares of common stock on December 31, 2019, which was $0.0420.

The number of shares outstanding of the registrant’s common stock as of September 15, 2020, was 127,333,060 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Receiver, as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this annual report on Form 10-K, “ “we”, “our”, “us” and the “Company” refer to Healthcare Solutions Management Group, Inc., a Delaware corporation and its subsidiaries unless the context requires otherwise.

Item 1. Business.

Recent Developments

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

History and Overview

On December 31, 2012, AquaLiv Technologies, Inc. (“ALTI”) and Verity Farms II, Inc. (“Verity Farms”), a South Dakota corporation, entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, ALTI acquired 100% of the authorized and issued shares of Verity Farms in exchange (the “Exchange”) for 4,850,000 shares of Series B Convertible Preferred Stock, par value $0.001, of ALTI, representing approximately 86% of the outstanding shares of ALTI, on a fully-diluted basis, assuming conversion into common stock. As a result of the Exchange and the other transactions contemplated thereunder, Verity Farms became a wholly-owned subsidiary of ALTI and ALTI acquired Verity Farms’ business operations. ALTI was formed under the laws of the State of Nevada on April 11, 2006 originally under the name of Infrared Systems International “ISI” as a wholly-owned subsidiary of China Sxan Biotech, Inc. (“CSBI”) (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

On April 1, 2013, the Company changed its name from AquaLiv Technologies Inc. to Verity Corp. and our stock symbol changed to VRTY.

The Company was the parent of Verity Farms and Aistiva Corporation (“Aistiva”) (f/k/a AquaLiv, Inc.). Verity Farms was dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva previously released products in the industries of water treatment, skincare, and agriculture. Verity Farms was administratively dissolved in the State of South Dakota on May 4, 2018. Aistivia was administratively dissolved on April 9, 2015, in the State of Washington.

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Receivership

The Company is currently in receivership.

On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675.

Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver.

On March 22, 2018, the District Court in Clark County, Nevada approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of the Company, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of the Company’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed the Receiver will be discharged.

Change of Domicile and Plan of Conversion

On March 15, 2019, Healthcare Solutions Management Group, Inc. was incorporated in the State of Delaware. Verity Delaware, Inc. was incorporated in the State of Delaware on March 11, 2019. Verity Merger Corp. was incorporated in the State of Delaware on March 15, 2019. On March 11, 2019, pursuant to an Agreement and Plan of Conversion, the Company, then a Nevada corporation named Verity Corp., converted into and became Verity Delaware, Inc., a Delaware corporation in Delaware and on May 30, 2019, the conversion was completed in Nevada. As a result of the foregoing, Verity Corp. a Nevada corporation converted into and became Verity Delaware, Inc., a Delaware corporation. On May 8, 2019, pursuant to a Plan of Merger, Verity Delaware, Inc. was merged with and into Verity Merger Corp., with Verity Merger Corp. surviving, and with Healthcare Solutions Management Group, Inc. becoming a successor in interest to Verity Delaware Inc. and the parent company of Verity Merger Corp.

Name and Trading Symbol Change

Since Healthcare Solutions Management Group, Inc. became the successor in interest to Verity Delaware Inc. a Delaware corporation which was previously a Nevada corporation named Verity Corp., the Company’s current name is Healthcare Solutions Management Group, Inc. The Company plans to submit an Issuer Company-Related Action Notification Form (the “Name Change”) to the Financial Industry Regulatory Authority (“FINRA”) to request that the Company’s name be updated to its current name and to change the Company’s trading symbol accordingly. The Company has not yet submitted the Name Change to FINRA and there can be no assurance that FINRA will process the Name Change as planned, or at all.

No Current Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver.

The Company has no operations at this time, and currently does not have any principal products or services, customers or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, other than those related to the receivership and those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Employees

As of September 15, 2020, we have no part-time or full-time employees (excluding the Receiver and his staff). Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver.

Merger Agreement with Healthcare Solutions Holdings, Inc.

On June 14, 2019, the Company (the successor in interest to Verity Delaware Inc., a Delaware corporation which was previously a Nevada corporation named Verity Corp.) entered into a Merger Agreement (the “Merger Agreement”) by and between the Company, Verity Merger Corp., a wholly-owned subsidiary of the Company (the “Merger Sub”), and Healthcare Solutions Holdings, Inc. (“HSH”). Pursuant to the terms of the Merger Agreement, the parties agreed that Merger Sub would merge with and into HSH, with HSH being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

The closing of the Merger is planned to take place on the third business day following the satisfaction or waiver (by the party for whose benefit the condition exists) of the closing conditions in the Merger Agreement or on such other date and at such other time and place as the parties agree in writing.

Upon the effective time of the Merger, (i) HSH’s certificate of incorporation will be the certificate of incorporation of the surviving company, (ii) HSH’s bylaws will be the bylaws of the surviving company, (iii) HSH’s directors immediately prior to the effectiveness of the Merger will be the directors of the surviving company and (iv) HSH’s officers immediately prior to the effectiveness of the Merger will be the officers of the surviving company.

At the closing of the Merger, it is planned that the Receiver will elect Justin Smith, Jonathan Loutzenhiser and Dr. Charles Balaban as members of the Company’s board of directors, and then resign.

The aggregate Merger consideration to be paid to the holders of the HSH common stock at the effective time of the Merger will be an aggregate number of shares of the Company’s common stock constituting 90% of the issued and outstanding shares of Company common stock immediately following the closing.

At the effective time of the Merger, each share of HSH common stock issued and outstanding immediately prior to the effective time (other than shares canceled as provided in the Merger Agreement, if any), will be converted into shares of Company common stock, at an exchange ratio as required to cause the number of shares of Company common stock issued to the holders of the HSH common stock to be 90% of the issued and outstanding shares of the Company common stock immediately following the closing, which is currently expected to result in an exchange ratio of 127.33306 shares of Company common stock per share of HSH common stock (as ultimately so determined, the “Exchange Ratio”), with any fractional shares of Company common stock being rounded to the nearest whole share of Company common stock. The Exchange Ratio will be finally determined by the parties to the Merger Agreement prior to the closing.

As consideration for the services of Robert Stevens and his team, for acting as the court-appointed receiver for the Company and its predecessor and affiliated entities, and pursuant the Merger Agreement, the Company agreed to issue to certain parties as directed by Mr. Stevens, shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock prior to the closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the closing (the “Receiver Shares”).

The completion of the Merger is subject to certain customary closing conditions, including that HSH will have provided to the Company, HSH’s audited and unaudited financial statements as required to be included in the Company’s filings with the Securities and Exchange Commission.

The Merger Agreement is not subject to a financing condition. The parties have made customary representations, warranties, and covenants in the Merger Agreement. The Merger Agreement also contains a customary “no-shop” covenant prohibiting the Company from soliciting proposals for alternative acquisition or providing information or participating in any discussions in connection with any such proposals.

The Merger Agreement contains certain termination rights that may be exercised by the Company or HSH, as applicable, including in the event that (i) both parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by September 30, 2020 (as set forth in the “Amendment” discussed below), or (iii) any law or order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger having become final and non-appealable.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

On August 25, 2020, the parties to the merger agreement entered into amendment no. 1 (the “Amendment”) to the Merger Agreement pursuant to which the date provided to consummate the Merger Agreement was extended from July 30, 2019 to September 30, 2020. Further, pursuant to the Amendment, the Company and HSH agreed to reasonably cooperate to terminate the engagement of the Company’s prior registered agent in Nevada, with the costs related thereto to be paid by HSH. Further, pursuant to the Amendment, the Company agreed to issue the Receiver Shares as required by the Merger Agreement in book entry within 10 days of August 25, 2020. The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock.

Further, pursuant to the Amendment, HSH agreed to pay the costs and expenses of the Company resulting from the Company’s engagement of professional service providers, including, but not limited to, those of the transfer agent, legal counsel and auditors, until the earlier of the closing or the termination of the Merger Agreement.

Further, pursuant to the Amendment, the parties acknowledged that the Company and HSH are represented by the same legal counsel and that counsel has advised each of the parties to retain separate counsel to review the terms of the Merger Agreement and the Amendment, and that each party waived such right and waived any related conflicts of interests and confirmed that the parties have previously negotiated the material terms of the Merger Agreement and the Amendment. Further, pursuant to the Amendment, the prior notice person for the Company was removed.

Other than the foregoing, no other material changes were made to the Merger Agreement in the Amendment.

The foregoing description of the Merger Agreement and the Amendment, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by the Merger Agreement, and the Amendment, copies of which are as Exhibit 2.1 and 2.2, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

As of the date of this Annual Report, the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company believes the Merger will be consummated, however, there can be no assurances.

Reports to Security Holders

We intend to furnish our shareholders’ annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors.

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE COMPANY’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE COMPANY’S BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE COMPANY’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS ANNUAL REPORT ON FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to our Company

We are currently in receivership and there can be no assurance that the planned reorganization can be completed or that the Receiver will be discharged as planned.

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver. On March 22, 2018, the District Court in Clark County, Nevada approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of the Company, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of the Company’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed the Receiver will be discharged. There can be no assurance that the planned reorganization can be completed or that the Receiver will be discharged as planned.

We have a history of operating losses and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2019, the Company had a retained deficit of $13,076,755 and negative working capital of $4,386,083. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we are a “shell company” the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144 and we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, until we cease being a “shell company”.

We are a “shell company” as that term is defined by the applicable federal securities laws. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on future efforts to form additional capital through unregistered offerings. Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. As result, one year after we cease being a shell company, assuming we are “current” in our reporting requirements with the Securities and Exchange Commission and have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company for a period of not less than 12 months, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). We are currently a shell company, and while we believe that as a result of the planned Merger, the Company will cease to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 or for a Form S-8 filing, might take a different view. Additionally there can be no assurance that the Merger can close as planned, or at all.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, our shareholders may lose their entire investment.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets or technologies to grow our business. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

•	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

•	challenges maintaining our internal standards, controls, procedures and policies;

•	diversion of management’s attention from other business concerns;

•	over-valuation by us of acquired companies;

•	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

•	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

•	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

•	entering markets in which we have no prior experience and may not succeed;

•

risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

•	potential loss of key employees of the acquired companies; and

•	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

The recent outbreak of the coronavirus may cause an overall decline in the economy as a whole and may materially harm our Company.

If the recent outbreak of the COVID-19 coronavirus continues to grow, the effects of such a widespread infectious disease and epidemic may cause an overall decline in the economy as a whole. The actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the spread of the coronavirus, if it continues may cause an overall decline in the economy as a whole and therefore may materially harm our Company. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well as carry out its acquisition strategy and other business objectives.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s future markets could have a material adverse effect on our results of operations, financial condition, business and prospects. The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes. Such actions in turn may adversely affect our results of operations. Although we attempt to stay informed of government and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that we determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risks Related to Our Common Stock

Our common stock currently trades on the Pink Tier of OTC Markets and is Labeled as “No Information” and as “Delinquent SEC Reporting.”

Our common stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “VRTY” and is labeled as “No Information” and as “Delinquent SEC Reporting” at this time. The Company plans to update its symbol pending FINRA approval of the Company’s Name Change, which the Company has not yet submitted to FINRA. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company is currently a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

We are currently a shell company, and while we believe that as a result of the planned Merger, the Company will cease to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view. Additionally there can be no assurance that the Merger can close as planned, or at all.

The sale of the additional shares of common stock could cause dilution as well as the value of our common stock to decline.

The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

Our common stock constitutes restricted securities and is subject to limited transferability.

All of our common stock shares, should be considered a long-term, illiquid investment. In addition, our common stock, is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our common stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to, but not limited, to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results,
•	changes in general economic conditions,
•	changes in market valuations of similar companies,
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments; and
•	poor reviews.

Any such fluctuations may adversely affect the market price or value of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks, and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person, and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

Because we will likely issue additional shares of our common stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 1,400,000,000 shares of common stock. We anticipate that all or at least some or potentially all of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted FINRA Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s headquarters are located at 387 Corona St., Suite 555, Denver, CO 80218, which are provided to the Company at no cost. We believe that these facilities are adequate at this time and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

Item 3. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party, other than the receivership as discussed below, or which any of its property is the subject and which would have any material, adverse effect on the Company.

Receivership

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver. On March 22, 2018, the District Court in Clark County, Nevada approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of the Company, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of the Company’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed it is expected the Receiver will be discharged.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock Currently Trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “VRTY” and is labeled as “No Information” and as “Delinquent SEC Reporting” at this time. The Company plans to update its symbol pending FINRA approval of the Company’s name change to its current name, which the Company has not yet submitted to FINRA. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on September 10, 2020 was $0.105.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2020
First Quarter (July 1, 2019 – September 30, 2019)	$0.1300	$0.0070
Second Quarter (October 1, 2019 – December 31, 2019)	$0.0490	$0.0086
Third Quarter (January 1, 2020 – March 31, 2020)	$0.0490	$0.0230
Fourth Quarter (April 1, 2020 – June 30, 2020)	$0.0800	$0.0115

Period	High	Low
Fiscal Year 2019
First Quarter (July 1, 2018 – September 30, 2018)	$0.0400	$0.0112
Second Quarter (October 1, 2018 – December 31, 2018)	$0.0270	$0.0088
Third Quarter (January 1, 2019 – March 31, 2019)	$0.0140	$0.0061
Fourth Quarter (April 1, 2019 – June 30, 2019)	$0.1000	$0.0065

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future on its common stock. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Equity Compensation Plans

None.

Holders

As of September 15, 2020, we had 127,333,060 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 1,486 record owners of our common stock.

Transfer Agent and Registrar

The Company’s transfer agent Pacific Stock Transfer, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV, 89119.

Recent Sales of Unregistered Securities

On August 27, 2020, the Company issued the Receiver Shares, which consisted of 38,199,918 shares each of its common stock to three parties, totaling 114,599,754 shares of common stock in the aggregate, in accordance with the Amendment and the Merger Agreement as consideration for the services provided to the Company by its receiver.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder.

Our Securities

General

Our authorized capital stock consists of 1,400,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 127,333,060 shares of common stock are currently outstanding; and 0 shares of preferred stock are currently outstanding.

Common Stock

Each holder of our common stock is entitled to one vote for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for actions to be taken by shareholders. The common stock has no preemptive rights, no cumulative voting rights and no redemption, sinking fund or conversion provisions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share and the Company’s Board of Directors is authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and fix the rights and preferences of each such class of preferred stock, which shall have voting powers, preferences, participating, optional or other special rights, qualifications and limitations or restrictions as adopted by the Board of Directors prior to the issuance of any such preferred shares.

Warrants

There are currently no outstanding warrants of the Company.

Options

There are currently no options outstanding.

Anti-Takeover Effects of Certain Provisions of Our Bylaws

Provisions of our Bylaws could make it more difficult to acquire us utilizing a merger, tender offer, proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with us. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging takeover or acquisition proposals because negotiation of these proposals could result in an improvement of their terms.

Calling of Special Meetings of Stockholders. Our Bylaws provide that special meetings of the stockholders may be called only by the Board, unless otherwise required by law.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2019 and 2018, should be read in conjunction with the other sections of this Annual Report, including “Description of Business” and the Financial Statements and notes thereto of the Company included in this Annual Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Organizational History of the Company and Overview

On December 31, 2012, AquaLiv Technologies, Inc. (“ALTI”) and Verity Farms II, Inc. (“Verity Farms”), a South Dakota corporation, entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, ALTI acquired 100% of the authorized and issued shares of Verity Farms in exchange (the “Exchange”) for 4,850,000 shares of Series B Convertible Preferred Stock, par value $0.001, of ALTI, representing approximately 86% of the outstanding shares of ALTI, on a fully-diluted basis, assuming conversion into common stock. As a result of the Exchange and the other transactions contemplated thereunder, Verity Farms became a wholly-owned subsidiary of ALTI and ALTI acquired Verity Farms’ business operations. ALTI was formed under the laws of the State of Nevada on April 11, 2006 originally under the name of Infrared Systems International “ISI” as a wholly-owned subsidiary of China Sxan Biotech, Inc. (“CSBI”) (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

On April 1, 2013, the Company changed its name from AquaLiv Technologies Inc. to Verity Corp. and our stock symbol changed to VRTY.

The Company was the parent of Verity Farms and Aistiva Corporation (“Aistiva”) (f/k/a AquaLiv, Inc.). Verity Farms was dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva previously released products in the industries of water treatment, skincare, and agriculture. Verity Farms was administratively dissolved in the State of South Dakota on May 4, 2018. Aistivia was administratively dissolved on April 9, 2015 in the State of Washington.

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Receivership

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver.

On March 22, 2018, the District Court in Clark County, Nevada approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of the Company, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of the Company’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed the Receiver will be discharged.

Change of Domicile and Plan of Conversion

On March 15, 2019, Healthcare Solutions Management Group, Inc. was incorporated in the State of Delaware. Verity Delaware, Inc. was incorporated in the State of Delaware on March 11, 2019. Verity Merger Corp. was incorporated in the State of Delaware on March 15, 2019. On March 11, 2019, pursuant to an Agreement and Plan of Conversion, the Company, then a Nevada corporation named Verity Corp., converted into and became Verity Delaware, Inc., a Delaware corporation in Delaware and on May 30, 2019, the conversion was completed in Nevada. As a result of the foregoing, Verity Corp. a Nevada corporation converted into and became Verity Delaware, Inc., a Delaware corporation. On May 8, 2019, pursuant to a Plan of Merger, Verity Delaware, Inc. was merged with and into Verity Merger Corp., with Verity Merger Corp. surviving, and with Healthcare Solutions Management Group, Inc. becoming a successor in interest to Verity Delaware Inc. and the parent company of Verity Merger Corp.

Name and Trading Symbol Change

Since Healthcare Solutions Management Group, Inc. became the successor in interest to Verity Delaware Inc. a Delaware corporation which was previously a Nevada corporation named Verity Corp., the Company’s current name is Healthcare Solutions Management Group, Inc. The Company plans to submit an Issuer Company-Related Action Notification Form (the “Name Change”) to the Financial Industry Regulatory Authority (“FINRA”) to request that the Company’s name be updated to its current name and to change the Company’s trading symbol accordingly. The Company has not yet submitted the Name Change to FINRA and there can be no assurance that FINRA will process the Name Change as planned, or at all.

No Current Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver.

The Company has no operations at this time, and currently does not have any principal products or services, customers or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, other than those related to the receivership and those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Merger Agreement with Healthcare Solutions Holdings, Inc.

On June 14, 2019, the Company (the successor in interest to Verity Delaware Inc., a Delaware corporation which was previously a Nevada corporation named Verity Corp.) entered into a Merger Agreement (the “Merger Agreement”) by and between the Company, Verity Merger Corp., a wholly-owned subsidiary of the Company (the “Merger Sub”), and Healthcare Solutions Holdings, Inc. (“HSH”). Pursuant to the terms of the Merger Agreement, the parties agreed that Merger Sub would merge with and into HSH, with HSH being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

The closing of the Merger is planned to take place on the third business day following the satisfaction or waiver (by the party for whose benefit the condition exists) of the closing conditions in the Merger Agreement or on such other date and at such other time and place as the parties agree in writing.

Upon the effective time of the Merger, (i) HSH’s certificate of incorporation will be the certificate of incorporation of the surviving company, (ii) HSH’s bylaws will be the bylaws of the surviving company, (iii) HSH’s directors immediately prior to the effectiveness of the Merger will be the directors of the surviving company and (iv) HSH’s officers immediately prior to the effectiveness of the Merger will be the officers of the surviving company.

At the closing of the Merger, it is planned that the Receiver will elect Justin Smith, Jonathan Loutzenhiser and Dr. Charles Balaban as members of the Company’s board of directors, and then resign.

The aggregate Merger consideration to be paid to the holders of the HSH common stock at the effective time of the Merger will be an aggregate number of shares of the Company’s common stock constituting 90% of the issued and outstanding shares of Company common stock immediately following the closing.

At the effective time of the Merger, each share of HSH common stock issued and outstanding immediately prior to the effective time (other than shares canceled as provided in the Merger Agreement, if any), will be converted into shares of Company common stock, at an exchange ratio as required to cause the number of shares of Company common stock issued to the holders of the HSH common stock to be 90% of the issued and outstanding shares of the Company common stock immediately following the closing, which is currently expected to result in an exchange ratio of 127.33306 shares of Company common stock per share of HSH common stock (as ultimately so determined, the “Exchange Ratio”), with any fractional shares of Company common stock being rounded to the nearest whole share of Company common stock. The Exchange Ratio will be finally determined by the parties to the Merger Agreement prior to the closing.

As consideration for the services of Robert Stevens and his team, for acting as the court-appointed receiver for the Company and its predecessor and affiliated entities and pursuant the Merger Agreement, the Company agreed to issue to certain parties as directed by Mr. Stevens shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock prior to the closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the closing (the “Receiver Shares”).

The completion of the Merger is subject to certain customary closing conditions, including that HSH will have provided to the Company, HSH’s audited and unaudited financial statements as required to be included in the Company’s filings with the Securities and Exchange Commission.

The Merger Agreement is not subject to a financing condition. The parties have made customary representations, warranties, and covenants in the Merger Agreement. The Merger Agreement also contains a customary “no-shop” covenant prohibiting the Company from soliciting proposals for alternative acquisition or providing information or participating in any discussions in connection with any such proposals.

The Merger Agreement contains certain termination rights that may be exercised by the Company or HSH, as applicable, including in the event that (i) both parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by September 30, 2020 (as set forth in the “Amendment” discussed below), or (iii) any law or order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger having become final and non-appealable.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

On August 25, 2020, the parties to the merger agreement entered into amendment no. 1 (the “Amendment”) to the Merger Agreement pursuant to which the date provided to consummate the Merger Agreement was extended from July 30, 2019 to September 30, 2020. Further, pursuant to the Amendment, the Company and HSH agreed to reasonably cooperate to terminate the engagement of the Company’s prior registered agent in Nevada, with the costs related thereto to be paid by HSH. Further, pursuant to the Amendment, the Company agreed to issue the Receiver Shares as required by the Merger Agreement, with the shares to be issued in book entry within 10 days of August 25, 2020. The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock.

Further, pursuant to the Amendment, HSH agreed to pay the costs and expenses of the Company resulting from the Company’s engagement of professional service providers, including, but not limited to, those of the transfer agent, legal counsel and auditors, until the earlier of the closing or the termination of the Merger Agreement.

Further, pursuant to the Amendment, the parties acknowledged that the Company and HSH are represented by the same legal counsel and that counsel has advised each of the parties to retain separate counsel to review the terms of the Merger Agreement and the Amendment, and that each party waived such right and waived any related conflicts of interests and confirmed that the parties have previously negotiated the material terms of the Merger Agreement and the Amendment. Further, pursuant to the Amendment, the prior notice person for the Company was removed.

Other than the foregoing, no other material changes were made to the Merger Agreement in the Amendment.

The foregoing description of the Merger Agreement and the Amendment, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by the Merger Agreement, and the Amendment, copies of which are as Exhibit 2.1 and 2.2 to this Annual Report on Form 10-K and incorporated herein by reference.

As of the date of this Annual Report the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company believes the Merger will be consummated, however, there can be no assurances.

Results of Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. The Company has not recorded any revenue since 2016. Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver.

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018

Operating expenses for the year ended June 30, 2019 totaled $17,812, compared to $101,918 for the same period in 2018. The decrease is attributable to lower professional fees in 2019. Cash flows from operating activities for the year ended June 30, 2019 totaled $4,846 as opposed to $62,165 in 2018. The difference is related in part to the difference in accounts payable from 2018 to 2019.

Going Concern

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2019, the Company had a retained deficit of $13,076,755 and negative working capital of $4,386,083. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

Liquidity and Capital Resources

At June 30, 2019, our liquid assets consisted of cash of $238.

The following tables set forth the components of the Company’s debt as of June 30, 2019, and June 30, 2018:

	June 30, 2019	June 30, 2018
Notes payable	$215,323	$215,323
Notes payable related parties	$4,001,267	$4,001,267
Receiver certificate	$65,000	65,000

The notes payable and the notes payable related parties are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Certificate for $65,000 which accrues interest at a rate of 10%.

As of June 30, 2019, there was $8,761 in accrued interest due and payable on the Receiver Certificate. The Receiver expects to discharge the notes payable and notes payable related parties with no further liability to the Company, prior to consummating the Merger Agreement. There can be no assurance the Receiver will be successful in discharging this debt.

The Company is under the control of the court-appointed Receiver who is considered a related party. During the year ended June 30, 2019, the Receiver incurred $8,838 in professional fees in managing the Company. Additionally, the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

On June 30, 2017, the Company had the following shares of Preferred Stock outstanding:

Series A 331,618 shares

Series B 4,300,000 shares

Series C 51 shares

Pursuant to a Court order in March 2018, all of these preferred shares were canceled, and the amount of outstanding common shares were reduced from 17,838,306 shares outstanding as of June 30, 2017, to 12,733,306 shares outstanding as of June 30, 2018, and June 30, 2019.

We estimate that we will need approximately $100,000 to $150,000 to fully effectuate our business development plans, including to close the Merger as contemplated by the Merger Agreement. There can be no assurance that the Merger can occur as planner, or at all. Further, we are subject to the continued impact of COVID-19, as further discussed above. We are dependent on capital raised from third parties to fund our operating expenses. We cannot assure that additional funding will be available on a timely basis, on terms acceptable to us, or at all. We currently have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, or at all. Our inability to receive additional financing may have a significant negative impact on our continued development and results of our operations. COVID-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of COVID-19, or otherwise, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2019. As of June 30, 2019, the Company had a retained earnings deficit of $13,076,755, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included elsewhere in Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 24, 2020, the Company dismissed BMKR, LLP (“BMKR”) as its independent registered public accounting firm engaged to audit the Company’s financial statements. BMKR’s dismissal was approved by the Company’s receiver, acting under judicial order on behalf of the Company on August 24, 2020.

BMKR had served as the Company’s independent auditors since the 2018 calendar year. BMKR’s reports on the Company’s financial statements for the fiscal years ended June 30, 2019 and 2018, did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included explanatory paragraphs with respect to the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2019 and 2018, respectively, and through August 24, 2020, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with BMKR on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BMKR’s satisfaction, would have caused BMKR to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

The Company provided BMKR with a copy of the disclosures it is making in this Current Report on Form 8-K and requested that BMKR provide a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of BMKR’s letter, dated August 24, 2020, was filed as Exhibit 16.1 to the Company’s Form 8-K reporting the auditor change filed with the SEC on August 28, 2020.

Effective as of August 24, 2020, the Company engaged BF Borgers CPA PC (“Borgers”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2020.

During the fiscal years ended June 30, 2019 and 2018 and through August 24, 2020, neither the Company nor anyone on its behalf has consulted with Borgers regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the Receiver, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019. Based upon that evaluation, our receiver concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of June 30, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of June 30, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

Management identified the following material weaknesses set forth below in our internal control over financial reporting:

•	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

•

There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of generally accepted accounting principles in the United States and SEC disclosure requirements.

•	Limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to the receivership.

•	The Company lacks sufficient in-house expertise and training in complex accounting principles and SEC reporting and disclosure requirements.

•	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

•	The Company lacks a system of tracking obligations to identify and file income tax and other tax reports on a timely basis.

A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In February 2016, all the Company’s officers resigned, and the Company stopped substantially all operating activities. Currently, our Company does not have any officers or directors.

Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver, Robert Stevens.

Committees

We do not have a standing nominating, compensation or audit committee. Rather, our Receiver, acting under judicial order on behalf of the board of directors performs the functions of these committees. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

We do not have any independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation.

No executive compensation was paid by the Company from February 2016, through the date of this filing. In February 2016, all the Company’s officers resigned, and the Company stopped substantially all operating activities. Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver, Robert Stevens.

2019 Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Robert Stevens	2019	$-	$-	$8,383	(1)	$8,383
Receiver	2018	$-	$-	$0		$0

(1) During the year ended June 30, 2019, the Receiver incurred $8,838 in professional fees in managing the Company. The Receiver has waived all court approved fees and costs from October 2, 2019 through the closing of the Merger.

Employment Agreements

The Company is not a party to any employment agreements at this time.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2019 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Director Compensation

Historically, our directors have not received compensation for their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At September 15, 2020, we had 127,333,060 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 15, 2020 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	our executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of the Company, at 387 CORONA ST. SUITE 555, DENVER CO 80218. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
Robert Stevens(1)	-	*

More than 5% Holders
Next New Deal LLC(2)	38,199,918	30.00%
Take Flight Equities Inc(3)	38,199,918	30.00%
Thistle Investments LLC (4)	38,199,918	30.00%

(1)Robert Stevens is currently the Receiver of the Company.

(2)Stanley Teeple is the Manager or Next New Deal LLC and has the power to vote and dispose of the shares held by Next New Deal LLC.

(3)William M. Wright is the President of Take Flight Equities Inc and has the power to vote and dispose of the shares held by Take Flight Equities Inc.

(4)Jodi Stevens is the Manager of Thistle Investments LLC and has the power to vote and dispose of the shares held by Thistle Investments LLC.

* Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.

There are notes payable and due to a former director and officer of the Company in the amount of $4,001,267.

The Company is the control of the Receiver and the Receiver is considered a related party. During the year ended June 30, 2019, the Receiver incurred $8,838 in professional fees in managing the Company. Additionally, the Receiver extended a loan of $65,000 to the Company, which bears interest at 10%.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed or to be billed to our company for the year ended June 30, 2019 and June 30, 2018 for professional services rendered by BMKR, LLP our former independent registered public accounting firm.

Fees	2019	2018
Audit Fees	$19,275	$51,964
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$19,275	$51,964

Audit Fees

Audit fees to BMKR, LLP were for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2019.

Audit-Related Fees

During 2019 and 2018, BMKR, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As BMKR, LLP did not provide any services to us for tax compliance, tax advice and tax planning during 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

BMKR, LLP did not provide any products and services not disclosed in the table above during 2019 and 2018. As a result, there were no other fees billed or paid during 2019 and 2018.

PART IV

ITEM 15. Exhibit And Financial Statement Schedules.

(a) Financial Statements.

BMKR, LLP
Certified Public Accountants
T 631 293-5000
1200 Veterans Memorial Hwy., Suite 350	F 631 234-4272
Hauppauge, New York 11788	www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Healthcare Solutions

Management Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Solutions Management Group, Inc. ( Formerly Verity Corp.) (the Company) as of June 30, 2019 and 2018, and the related consolidated statement of operations, consolidated stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a deficit net worth of $4,386,083 during the year ended June 30, 2019. The Company is in arrears with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in Note 3 to the financial statements, the Company’s significant deficit net worth raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

BMKR LLP

We have served as the Company's auditor since 2018.

Hauppauge, NY

November 26, 2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

Healthcare Solutions Management Group, Inc.
Consolidated Balance Sheets

ASSETS	June 30, 2019	June 30, 2018

CURRENT ASSETS
Cash	$238	$5,084
Total current assets	238	5,084
TOTAL ASSETS	$238	$5,084

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$95,970	$84,953
Notes payable	215,323	215,323
Notes payable related parties	4,001,267	4,001,267
Real estate loans, current portion
Receiver certificate	65,000	65,000
Real estate loans, current portion related party
Accrued interest payable	8,761	2,280
Total current liabilities	4,386,321	4,368,823

Total liabilities	4,386,321	4,368,823

STOCKHOLDERS DEFICIT
Series A Preferred, $0.001 par value, -0- and -0- shares outstanding as of June 30, 2019 and 2018	-	-
Series B Preferred, $0.001 par value -0- shares and -0- outstanding as of June 30, 2019 and 2018	-	-
Series C Preferred, $0.001 par value, -0- and -0- shares outstanding as of June 30 2019 and 2018	-	-
Common stock, $0.001 12,733,306 shares issued and 12,733,306 outstanding as of June 30, 2019 and 2018	12,733	12,733
Paid in capital	8,677,939	8,677,939
Retained earnings deficit	(13,076,755)	(13,054,411)
Total stockholders’ deficit	(4,386,083)	(4,363,739)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$238	5,084

See auditors report and notes to the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Operations

	June 30,	June 30,
	2019	2018

Sales	$-	$-
Cost of goods sold	-	-
Gross margin	-	-
Operating expenses:
Employee benefits		999
Office supplies	84	21
Payroll expense	-	(8,453)
Postage and delivery	77	14
Telephone expense	-	(46)
Travel expense	-	4,911
Automobile expense	68	-
Bank services charges	114	347
Filing fees	1,434	5,798
Legal fees	460	10,187
Insurance expense	-	-
Meals and entertainment	443	1,092
Professional fees	8,838	85,765
Stock transfer fees	6,294	-
Sales tax	-	1,283
Total operating expenses	17,812	101,918
Income (loss) from operations	(17,812)	(101,918)
Other income (expense)
Interest income (expense), net	(6,482)	(2,280)
Miscellaneous income	1,950	-
Forgiveness of debt	-	1,193,177
Total other income (expense)	(4,532)	1,190,897
Income (loss) before income taxes	(22,344)	1,088,979
Provision for income taxes (benefit)	-	-
Net income (loss)	(22,344)	$1,088,979

Basic and diluted earnings (loss) per common share	$(0.00)	$0.07

Weighted-average number of common shares outstanding:
Basic and diluted	12,733,306	16,215,895

See auditors report and notes to the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Changes

in Stockholders Equity (Deficit)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance June 30, 2017	331,618	$332	4,300,000	$4,300	51	$-	17,838,306	$17,838	$8,668,202	$(14,143,390)	$(5,452,718)

Net income (loss)										1,088,979	1,088,979

Retirement of shares per court order	(331,618)	(332)	(4,300,000)	(4,300)	(51)		(5,105,000)	(5,105)	9,737		-
	-
Balance June 30, 2018	-	-	-	-	-	-	12,733,306	12,733	8,677,939	(13,054,411)	$(4,363,739)

Net income (loss)										(22,344)	(22,344)

Balance June 30, 2019	-	$-	-	$-	-	$-	12,733,306	$12,733	$8,677,939	$(13,076,755)	$(4,386,083)

See auditors report and notes to the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Cash Flows

	June 30,	June 30,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	(22,344)	$1,088,979
Changes in operating assets and liabilities:
Accounts receivable	-	9,567
Accounts payable	11,017	(1,101,809)
Credit card payables	-	(61,182)
Accrued interest	6,481	2,280
Net cash provided by (used in) operating activities	(4,846)	(62,165)

Cash flows from financing activities:
Loan proceeds from receiver notes	-	65,000
Net cash provided by (used in) financing activities	-	65,000

Net increase (decrease) in cash and cash equivalents	(4,846)	2,835
Cash and cash equivalents at beginning of period	5,084	2,249
Cash and cash equivalents at end of period	$238	$5,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See auditors report and notes to the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Notes To Financial Statements

as of June 30, 2019, and 2018

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Healthcare Solutions Management Group, Inc. (“the “Company”) f/k/a Verity Corporation is the parent of Verity Farms II, Inc. (“Verity Farms II”) and Aistiva Corporation (“Aistiva”) (f/k/a AquaLiv, Inc.). Verity Farms II was dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva has released products in the industries of water treatment, skincare, and agriculture. Aistiva was primarily known for the AquaLiv Water System product which also produces the majority of its revenue and blends well with the Verity Water systems.

In February 2016, all the Company’s officers resigned, and Company stopped substantially all operating activities. On May 16, 2016, pursuant to Case Number A-16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as Receiver (“Receiver”) for Verity Corp. on May 3, 2016. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they will be barred under NRS §78.675”. Since May 16, 2016, through the date of this report, the Company has been operating under the direction of the Receiver

On March 22, 2018, the Nevada Court approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of Verity Corp, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of Verity Corp’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed the Receiver will be discharged.

On June 14, 2019, Healthcare Solutions Management Group, Inc., a Delaware corporation and successor in interest to Verity Delaware Inc., a Delaware corporation which was previously a Nevada corporation named Verity Corp. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and between the Company, Verity Merger Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and Healthcare Solutions Holdings, Inc. (“HSH”). Pursuant to the terms of the Merger Agreement, the parties agreed that Merger Sub would merge with and into HSH, with HSH being the surviving entity (the “Merger”). The closing of the Merger will take place on the third business day following the satisfaction or waiver (by the party for whose benefit the condition exists) of the closing conditions in the Merger Agreement or on such other date and at such other time and place as the parties agree in writing.

Upon effectiveness of the Merger, (i) HSH’s certificate of incorporation will be the certificate of incorporation of the surviving company, and (ii) HSH’s bylaws will be the bylaws of the surviving company. In addition, upon the effectiveness of the Merger, HSH’s directors immediately prior to effectiveness of the Merger will be the directors of the surviving corporation. Accordingly, at the Closing, the Company’s current sole director will elect Justin Smith, Jonathan Loutzenhiser and Dr. Charles Balaban as members of the Company’s board of directors, and then the current sole director shall resign. Also, upon effectiveness of the Merger, HSH’s officers immediately prior to effectiveness of the Merger will be the directors of the surviving company.

The aggregate merger consideration to be paid to the holders of the HSH common stock in the merger will be an aggregate number of shares of the Company’s common stock constituting 90% of the issued and outstanding shares of Company common stock immediately following the Closing, assuming issuance of the Receiver Shares (as hereinafter defined). At the effective time of the Merger, each share of HSH common stock issued and outstanding immediately prior to the effective time (other than shares canceled as provided in the Merger Agreement, if any), will be converted into shares of Company common stock, at an exchange rate as required to cause the number of shares of Company common stock issued to the holders of the HSH common stock to be 90% of the issued and outstanding shares of the Company common stock immediately following the Closing, assuming issuance of the Receiver Shares, which is currently expected to result in an exchange ratio of 127.33306 shares of Company common stock per share of HSH common stock (as ultimately so determined, the “Exchange Ratio”), with any fractional shares of Company common stock being rounded to the nearest whole share of Company common stock. The Exchange Ratio will be finally determined by the parties to the Merger Agreement prior to the Closing.

As consideration for the services of Robert Stevens and his team, who has acted as the court-appointed receiver for the Company and its predecessor and affiliated entities, in the Merger Agreement the Company agreed that, immediately prior to the Closing, the Company will issue to certain parties as directed by Mr. Stevens a total number of shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock immediately prior to the Closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the Closing (the “Receiver Shares”). The Receiver Shares are currently expected to be a total of 114,599,754 shares of Company common stock,

The completion of the Merger is subject to certain customary closing conditions, including that HSH will have provided to the Company HSH’s audited and unaudited financial statements as required to be included in the Company’s filings with the Securities and Exchange Commission.

The Merger Agreement is not subject to a financing condition. The parties have made customary representations, warranties, and covenants in the Merger Agreement. The Merger Agreement also contains a customary “no-shop” covenant prohibiting the Company from soliciting proposals for alternative acquisition or providing information or participating in any discussions in connection with any such proposals.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

The Merger Agreement contains certain termination rights that may be exercised by the Company or HSH, as applicable, including in the event that (i) both parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by July 30, 2019, or (iii) any law or order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger having become final and non-appealable.

As of the date of this Report the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company believes the Merger will be consummated, however, there can be no assurances.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, and liabilities and the estimation on useful lives of property, and plant and equipment. Actual results could differ from these estimates.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of the accounts receivables collectibles. Judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to different receivables categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Revenue Recognition

The Company derives revenues from the sale of agricultural products, animal feeds, consulting services, and various water units. The Company’s sales arrangements are not subject to warranty. On July 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after July 1, 2018, are presented under ASC 606, while prior period amounts were reported in accordance with our historic accounting under ASC 605. The Company has not recorded any revenue since 2016 so the transition to ASC 606 had no impact on our financial statements.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs which are directly attributable to the manufacture of products, to the products held for resale and to the provision of services.

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes “ regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties, and interest, accounting in interim periods and disclosure. For the years ended June 30, 2019, and 2018, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2019, and 2018, the Company did not have any significant unrecognized uncertain tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain.

Professional Fees

With the exception of legal fees, substantially all professional fees expensed by the Company subsequent to the appointment of the court-appointed Receiver, represent hours of work performed by him to help the Company emerge from receivership by obtaining external financing. The fees are a liability of the Company and are expensed as incurred.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the Related parties include a). affiliates of the Company; b). entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c). trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d). principal owners of the Company; e). management of the Company; f). other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g). other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include a). the nature of the relationship(s) involved; b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

NOTE 3 - GOING CONCERN

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On June 30, 2019, the Company had a retained deficit of $13,076,755 and current liabilities in excess of current assets by $4,386,083. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so.

NOTE 4 - DEBT

The following tables set forth the components of the Company’s, debt as of June 30, 2019, and June 30, 2018:

	June 30, 2019	June 30, 2018
Notes payable	$215,323	$215,323
Real estate loans	$4,001,267	$4,001,267
Receiver loan	$65,000	$65,000

The Notes payable and the real estate loans are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrues interest at a rate of 10%. As of June 30, 2019, there was $8,761 in accrued interest due and payable on the Receiver Note. The Receiver expects to discharge the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement referenced throughout this Report. There can be no assurance the Receiver will be successful in discharging this debt.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is under the control of the court-appointed Receiver who is considered a related party. During the year ended September 30, 2019, the Receiver incurred $8,838 in professional fees in managing the Company. Additionally the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

NOTE 6 - SHAREHOLDERS’ EQUITY

The Company has 1,000,000,000 common shares authorized at a par value of $0.001.

On June 30, 2017, the Company had the following shares of Preferred Stock outstanding:

Series A	331,618 shares
Series B	4,300,000 shares
Series C	51 shares

Pursuant to a Court order in March 2018, all of these preferred shares were canceled, and the amount of outstanding common shares were reduced from 17,838,306 shares outstanding as of June 30, 2017, to 12,733,306 shares outstanding as of June 30, 2018, and June 30, 2019.

NOTE 7 - INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2019. As of June 30, 2019, the Company had a retained earnings deficit of $13,076,755, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, and 2018, the Company had no contractual commitments,

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2019, through the date the financial statements were available to be issued and noted in subsequent events requiring disclosure.

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1

Merger Agreement dated June 14, 2019, by and among Healthcare Solutions Management Group, Inc., Verity Merger Corp. and Healthcare Solutions Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019).

2.2

Amendment to Merger Agreement dated 25, 2020, by and among Healthcare Solutions Management Group, Inc., Verity Merger Corp. and Healthcare Solutions Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

3.1*	Certificate of incorporation of the Company.
3.2*	Bylaws of the Company.
3.3*	Certificate of Conversion from NV to DE as filed with DE.
3.4*	Certificate of Conversion as filed with NV.
3.5*	Agreement and Plan of Conversion.
3.6*	Certificate of Merger for 251 Merger.
3.7*	251(g) Agreement and Plan of Merger.
3.8

Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

3.9

Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

21.1*	Subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
99.1	Discharge Order. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2018).

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

* Filed herewith.

Item 16. Form 10-K Summary.

None.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: September 15, 2020	By:	/s/ Robert Stevens
Robert Stevens
Receiver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stevens	Receiver	September 15, 2020
Robert Stevens	(principal executive officer and principal financials and accounting officer)

30