Form 10-K
period 2020-06-30
Healthcare Solutions Management Group, Inc.
filed 2020-10-06
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 6, 2020, was 127,333,060 shares.

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

Employees

As of October 6, 2020, we have no part-time or full-time employees (excluding the Receiver and his staff). Since May 16, 2016, through the date of this Annual Report, the Company has been operating under the direction of the Receiver.

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

As of the date of this Annual Report, the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company is currently in discussions with HSH to extend the date provided to consummate the Merger Agreement from September 30, 2020 to a later date, however there can be no assurances that such discussions will be successful.

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

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, the Company had a retained deficit of $13,075,376 and negative working capital of $4,384,704. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock Currently Trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “VRTY” and is labeled as “No Information” and as “Delinquent SEC Reporting” at this time. The Company plans to update its symbol pending FINRA approval of the Company’s name change to its current name, which the Company has not yet submitted to FINRA. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on October 2, 2020 was $0.0427.

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

Equity Compensation Plans

None.

Holders

As of October 6, 2020, we had 127,333,060 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 1,486 record owners of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2020 and 2019, should be read in conjunction with the other sections of this Annual Report, including “Description of Business” and the Financial Statements and notes thereto of the Company included in this Annual Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

As of the date of this Annual Report the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company is currently in discussions with HSH to extend the date provided to consummate the Merger Agreement from September 30, 2020 to a later date, however there can be no assurances that such discussions will be successful. The Company believes the Merger will be consummated, however, there can be no assurances.

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

Year Ended June 30, 2020 Compared to the Year Ended June 30, 2019

Operating expenses for the year ended June 30, 2020 totaled $7,163, compared to $17,812 for the same period in 2019. The decrease is attributable to lower professional fees in 2019. Cash flows used in operating activities for the year ended June 30, 2020 totaled $27 compared to $4,846 in 2019. The difference is related in part to the difference in accounts payable from 2020 to 2019.

Going Concern

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, the Company had a retained deficit of $13,075,376 and negative working capital of $4,384,704. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so.

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

Liquidity and Capital Resources

At June 30, 2020, our liquid assets consisted of cash of $211.

The following tables set forth the components of the Company’s debt as of June 30, 2020, and June 30, 2019:

	June 30, 2020	June 30, 2019
Notes payable	$215,323	$215,323
Notes payable related parties	$4,001,267	$4,001,267
Receiver certificate	$65,000	$65,000

The notes payable and the notes payable related parties are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Certificate for $65,000 which accrues interest at a rate of 10%.

As of June 30, 2020, there was $15,261 in accrued interest due and payable on the Receiver Certificate. The Receiver expects to discharge the notes payable and notes payable related parties with no further liability to the Company, prior to consummating the Merger Agreement. There can be no assurance the Receiver will be successful in discharging this debt.

The Company is under the control of the court-appointed Receiver who is considered a related party. During the year ended June 30, 2020, the Receiver incurred $3,555 in professional fees in managing the Company. Additionally, the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2020. As of June 30, 2020, the Company had a retained earnings deficit of $13,075,376, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

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

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the Receiver, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. Based upon that evaluation, our receiver concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of June 30, 2020, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2020 Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Robert Stevens	2019	$-	$-	$8,838	(1)	$8,838
Receiver	2020	$-	$-	$3,555	(2)	$3,555

(1) During the fiscal year ended June 30, 2019, the Receiver incurred $8,838 in professional fees in managing the Company. The Receiver has waived all court approved fees and costs from October 2, 2019 through the closing of the Merger.

(2) During the fiscal year ended June 30, 2020 and prior to October 2, 2019, the Receiver incurred $3,555 in professional fees in managing the Company.

Employment Agreements

The Company is not a party to any employment agreements at this time.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2020 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Director Compensation

Historically, our directors have not received compensation for their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At October 6, 2020, we had 127,333,060 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of October 6, 2020 by:

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

(1) Robert Stevens is currently the Receiver of the Company.

(2) Stanley Teeple is the Manager or Next New Deal LLC and has the power to vote and dispose of the shares held by Next New Deal LLC.

(3) William M. Wright is the President of Take Flight Equities Inc and has the power to vote and dispose of the shares held by Take Flight Equities Inc.

(4) Jodi Stevens is the Manager of Thistle Investments LLC and has the power to vote and dispose of the shares held by Thistle Investments LLC. Jodi Stevens is the spouse of the Receiver, Robert Stevens and as such is considered a related party.

* Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.

The Company is under the control of the court appointed Receiver who is considered a related party. During the years ended June 30, 2020 and 2019, the Receiver incurred $3,555 and $8,838 in professional fees in managing the Company. Additionally the Receiver has extended a $65,000 loan to the Company which bears interest at 10%.

On August 25, 2020, the parties to the Merger Agreement entered into the Amendment to the Merger Agreement pursuant to which, amongst other things, the Company agreed to issue the Receiver Shares as required by the Merger Agreement in book entry within 10 days of August 25, 2020. The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock, 38,199,918 of which were issued to Thistle Investments LLC. Jodi Stevens is the Manager of Thistle Investments LLC and has the power to vote and dispose of the shares held by Thistle Investments LLC. Jodi Stevens is the spouse of the Receiver, Robert Stevens and as such is considered a related party.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed or to be billed to our company for the year ended June 30, 2020 and June 30, 2019 for professional services rendered by BMKR, LLP our former independent registered public accounting firm. Our current independent registered public accounting firm BF Borgers CPA PC was engaged by us effective as of August 24, 2020, and therefore there were no professional services rendered by it during the fiscal year ended June 30, 2020.

Fees	2020	2019
Audit Fees	$2,611	$19,275
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$2,611	$19,275

Audit Fees

Audit fees to BMKR, LLP were for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2019.

Audit-Related Fees

During 2020 and 2019, BMKR, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As BMKR, LLP did not provide any services to us for tax compliance, tax advice and tax planning during 2020 and 2019, no tax fees were billed or paid during those fiscal years.

All Other Fees

BMKR, LLP did not provide any products and services not disclosed in the table above during 2020 and 2019. As a result, there were no other fees billed or paid during 2020 and 2019.

PART IV

ITEM 15. Exhibit And Financial Statement Schedules.

(a) Financial Statements.

Table of Content

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthcare Solutions Management Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare Solutions Management Group, Inc. (the "Company") as of June 30, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

October 1, 2020

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Hwy., Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA Alfred M. Rizzo, CPA Joseph Mortimer, CPA	Charles W. Blanchfield, CPA (Retired) Bruce A. Meyer, CPA (Retired)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Healthcare Solutions

Management Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare Solutions Management Group, Inc. ( Formerly Verity Corp.) (the Company) as of June 30, 2019  and the related consolidated statement of operations, consolidated stockholders' equity, and cash flows for the year  ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year  ended June 30, 2019 , in conformity with accounting principles generally accepted in the United States of America.

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

Hauppauge, NY

November 26, 2019

Member American Institute  of Certified  Public Accounts

Member Public Company Accounting Oversight Board

    Healthcare Solutions Management Group, Inc.

Consolidated Balance Sheets

	6/30/2020	6/30/2019

ASSETS
CURRENT ASSETS
Cash	$211	$238
Total current assets	211	238
TOTAL ASSETS	$211	$238

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$88,064	$95,970
Notes payable	215,323	215,323
Notes payable related parties	4,001,267	4,001,267
Receiver certificate	65,000	65,000
Accrued interest payable	15,261	8,761
Total current liabilities	4,384,915	4,386,321
Total liabilities	4,384,915	4,386,321

Commitments and Contingencies	-	-

STOCKHOLDERS DEFICIT
Common stock, $0.001 12,733,306 shares issued and
outstanding as of June 30, 2020 and June 30, 2019	12,733	12,733
Paid in capital	8,677,939	8,677,939
Retained earning deficit	(13,075,376)	(13,076,755)
Total stockholders deficit	(4,384,704)	(4,386,083)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$211	$238

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2020	2019

Sales	$-	$-

Operating expenses:
Bank services charges	194	114
Legal fees		460
Administrative expense		2,106
Professional fees	3,555	8,838
Stock transfer fees	3,414	6,294
Total operating expenses	7,163	17,812
Income (loss) from operations	(7,163)	(17,812)
Other income (expense)
Interest income (expense), net	(6,500)	(6,482)
Miscellanous income	15,042	1,950
Total other income (expense)	8,542	(4,532)
Income (loss) before income taxes	1,379	(22,344)
Provision for income taxes (benefit)	-	-
Net income (loss)	$1,379	$(22,344)

Basic and diluted earnings (loss) per common share	$0.00	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	12,733,306	12,733,306

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

 Healthcare Solutions Management Group, Inc.

Consolidated Statements of Changes in Stockholders Deficit

 For the Years Ended June 30, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance June 30, 2018	12,733,306	$12,733	8,677,939	(13,054,411)	$(4,363,739)

Net income (loss)				(22,344)	(22,344)

Balance, June 30, 2019	12,733,306	$12,733	$8,677,939	$(13,076,755)	$(4,386,083)

Net income (loss)				1,379	1,379

Balance, June 30, 2020	12,733,306	$12,733	$8,677,939	$(13,075,376)	$(4,384,704)

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

Healthcare Solutions Management Group, Inc.

 Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$1,379	$(22,344)
Changes in operating assets and liabilities:
Accounts payable	(7,906)	11,017
Accrued interest	6,500	6,481
Net cash provided by (used in) operating activities	(27)	(4,846)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(27)	(4,846)
Cash and cash equivalents at beginning of period	238	5,084
Cash and cash equivalents at end of period	$211	$238

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

Healthcare Solutions Management Group, Inc.

Notes To Financial Statements

as of June 30, 2020, and 2019

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

Table of Content

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

Table of Content

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

As of the date of this Report the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company is currently in discussions with HSH to extend the date provided to consummate the Merger Agreement from September 30, 2020 to a later date, however there can be no assurances that such discussions will be successful. The Company believes the Merger will be consummated, however, there can be no assurances.

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

Table of Content

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

Table of Content

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes “ regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties, and interest, accounting in interim periods and disclosure. For the years ended June 30, 2020, and 2019, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2020, and 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

Table of Content

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

Table of Content

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

NOTE 3 - GOING CONCERN

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On June 30, 2020, the Company had a retained deficit of $13,075,376 and current liabilities in excess of current assets by $4,384,704. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so.

NOTE 4 - DEBT

The following tables set forth the components of the Company’s, debt as of June 30, 2020, and June 30, 2019:

	June 30, 2020	June 30, 2019
Notes payable	$215,323	$215,323
Real estate loans	$4,001,267	$4,001,267
Receiver loan	$65,000	$65,000

Table of Content

The Notes payable and the real estate loans are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrues interest at a rate of 10%. As of June 30, 2020, there was $15,261 in accrued interest due and payable on the Receiver Note. The Receiver expects to discharge the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement referenced throughout this Report. There can be no assurance the Receiver will be successful in discharging this debt.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is under the control of the court-appointed Receiver who is considered a related party. During the years ended June 30, 2020 and 2019, the Receiver incurred $3,555 and $8,838 in professional fees in managing the Company. Additionally the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

On August 25, 2020, the parties to the Merger Agreement entered into amendment no. 1 (the “Amendment”) to the Merger Agreement pursuant to which, amongst other things, the Company agreed to issue the Receiver Shares as required by the Merger Agreement in book entry within 10 days of August 25, 2020. The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock, 38,199,918 of which were issued to Thistle Investments LLC. The 38,199,918  shares were valued at $0.027 per share, which was the closing price of the Company’s Common stock on August 25, 2020. Jodi Stevens is the Manager of Thistle Investments LLC and has the power to vote and dispose of the shares held by Thistle Investments LLC. Jodi Stevens is the spouse of the Receiver, Robert Stevens and as such is considered a related party.

NOTE 6 - SHAREHOLDERS’ EQUITY

The Company has 1,000,000,000 common shares authorized at a par value of $0.001.

On June 30, 2017, the Company had the following shares of Preferred Stock outstanding:

Series A	331,618 shares
Series B	4,300,000 shares
Series C	51 shares

Pursuant to a Court order in March 2018, all of these preferred shares were canceled, and the amount of outstanding common shares were reduced from 17,838,306 shares outstanding as of June 30, 2017, to 12,733,306 shares outstanding as of June 30, 2020, and June 30, 2019.

NOTE 7 - INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2020. As of June 30, 2020, the Company had a retained earnings deficit of $13,075,376, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, and 2019, the Company had no contractual commitments,

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2020, through the date the financial statements were available to be issued and noted the following item requiring disclosure:

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

Table of Content

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

3.1

Certificate of incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).
3.3

Certificate of Conversion from NV to DE as filed with DE. (Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).

3.4

Certificate of Conversion as filed with NV. (Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).

3.5	Agreement and Plan of Conversion. (Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).
3.6	Certificate of Merger for 251 Merger. (Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).
3.7	251(g) Agreement and Plan of Merger. (Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).
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

21.1	Subsidiaries of the registrant. (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2020).
23.1*	Consent of Current Independent Registered Public Accounting Firm.
23.2*	Consent of Former Independent Registered Public Accounting Firm.
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
99.1	Discharge Order. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2018).

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

* Filed herewith.

27

Item 16. Form 10-K Summary.

None.

28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: October 6, 2020	By:	/s/ Robert Stevens
Robert Stevens
Receiver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stevens	Receiver	October 6, 2020
Robert Stevens	(principal executive officer and principal financials and accounting officer)

29