Form 10-Q
period 2020-09-30
Healthcare Solutions Management Group, Inc.
filed 2020-10-20
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 20, 2020, was 127,333,060 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

2

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Receiver, as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Healthcare Solutions Management Group, Inc., a Delaware corporation, and its subsidiaries unless the context requires otherwise.

Item 1. Financial Statements.

Healthcare Solutions Management Group, Inc.
(Unaudited) Consolidated Balance Sheets

	09/30/2020	06/30/2020

ASSETS
CURRENT ASSETS
Cash	$165	$211
Total current assets	165	211
TOTAL ASSETS	$165	$211

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$88,064	88,064
Notes payable	215,323	215,323
Notes payable related parties	4,001,267	4,001,267
Receiver certificate	65,000	65,000
Accrued interest payable	16,877	15,261
Total current liabilities	4,386,531	4,384,915
Total liabilities	4,386,531	4,384,915

Commitments and Contingencies	-	-

STOCKHOLDERS DEFICIT
Common stock, 1,400,000,000 shares authorized, par value $0.001, 127,333,060 and 12,733,306 shares issued and outstanding of September 30, 2020 and June 30, 2020, respectively	127,333	12,733
Paid in capital	11,657,533	8,677,939
Retained earnings deficit	(16,171,231)	(13,075,376)
Total stockholders' deficit	(4,386,366)	(4,384,704)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$165	$211

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.
(Unaudited) Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2020	2019

Sales	$-	$-

Operating expenses:
Stock-based compensation - related parties	3,094,193
Bank services charges	46	57
Professional fees	-	2,200
Stock transfer fees	-	1,200
Total operating expenses	3,094,239	3,457
Income (loss) from operations	(3,094,239)	(3,457)
Other income (expense)
Interest income (expense), net	(1,616)	(1,620)
Miscellaneous income	-	1,000
Total other income (expense)	(1,616)	(620)
Income (loss) before income taxes	(3,095,855)	(4,077)
Provision for income taxes (benefit)	-	-
Net income (loss)	$(3,095,855)	$(4,077)

Basic and diluted earnings (loss) per common share	$(0.05)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	56,331,039	12,733,306

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.
Consolidated Statements of Changes in Stockholders Deficit
For the Three Months Ended September 30, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance, June 30, 2019	12,733,306	$12,733	$8,677,939	$(13,076,755)	$(4,386,083)

Net income (loss)				(4,077)	$(4,077)

Balance September 30, 2019	12,733,306	$12,733	$8,677,939	$(13,080,832)	$(4,390,160)

Balance, June 30, 2020	12,733,306	$12,733	$8,677,939	$(13,075,376)	$(4,384,704)

Net income (loss)				(3,095,855)	$(3,095,855)

Issuance of common stock - related parties	114,599,754	114,600	2,979,594		3,094,193

Balance, September 30, 2020	127,333,060	$127,333	$11,657,533	$(16,171,231)	$(4,386,366)

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.
(Unaudited)Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,095,855)	$(4,077)
Stock-based compensation	3,094,193	-
Changes in operating assets and liabilities:
Accounts payable	-	2,410
Accrued interest	1,616	1,621
Net cash provided by (used in) operating activities	(46)	(46)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(46)	(46)
Cash and cash equivalents at beginning of period	211	238
Cash and cash equivalents at end of period	$165	$192

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Healthcare Solutions Management Group, Inc. (“the “Company”) f/k/a Verity Corporation is the parent of Verity Farms II, Inc. (“Verity Farms II”) and Aistiva Corporation (“Aistiva”) (f/k/a AquaLiv, Inc.). Verity Farms II was dedicated to providing consumers with safe, high-quality, and nutritious food sources through sustainable crop and livestock production. Aistiva has released products in the industries of water treatment, skincare, and agriculture. Aistiva was primarily known for the AquaLiv Water System product which also produces the majority of its revenue and blends well with the Verity Water systems.

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

As consideration for the services of Robert Stevens and his team, who has acted as the court-appointed receiver for the Company and its predecessor and affiliated entities, in the Merger Agreement the Company agreed that, immediately prior to the Closing, the Company will issue to certain parties as directed by Mr. Stevens a total number of shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock immediately prior to the Closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the Closing (the “Receiver Shares”). The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. After the closing of the Merger, there is expected to be 1.27 billion shares of the Company’s common stock outstanding, of which the Receiver Shares will constitute 9%.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the unaudited financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended June 30, 2020, and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operation. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements on June 30, 2020, and June 30, 2019.

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

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes ” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties, and interest, accounting in interim periods and disclosure. For the years ended June 30, 2020, and 2019, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2020, and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 - GOING CONCERN

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On September 30, 2020 the Company had a retained deficit of $16,171,231 and current liabilities in excess of current assets by $4,386,366. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so.

NOTE 4 - DEBT

The following tables set forth the components of the Company’s, debt as of September 30, 2020, and June 30, 2020:

	Sept. 30, 2020	June 30, 2020
Notes payable	$215,353	$215,353
Real estate loans	$4,001,267	$4,001,267
Receiver loan	$65,000	$65,000

The Notes payable and the real estate loans are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrues interest at a rate of 10%. As of September 30, 2020 and June 30, 2020, there was $16,877 and $15,261, respectively in accrued interest due and payable on the Receiver Note. The Receiver expects to discharge the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement referenced throughout this Report. There can be no assurance the Receiver will be successful in discharging this debt.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is under the control of the court-appointed Receiver who is considered a related party. During the years ended June 30, 2020 and June 30, 2019, the Receiver incurred $3,555 and $8,838, respectively, in professional fees in managing the Company. The Receiver did not incur any professional fees during the three months ended September 30, 2020. Additionally, the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

As consideration for the services of Robert Stevens and his team, who has acted as the court-appointed receiver for the Company and its predecessor and affiliated entities, in the Merger Agreement the Company agreed that, immediately prior to the Closing, the Company will issue to certain parties as directed by Mr. Stevens a total number of shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock immediately prior to the Closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the Closing (the “Receiver Shares”). The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. These shares were valued at $3,094,193 and were recorded as “stock-based compensation- related parties on the Company’s Statement of Operations for the three month ended September 30, 2020. After the closing of the Merger, there is expected to be 1.27 billion shares of the Company’s common stock outstanding, of which the Receiver Shares will constitute 9%.

NOTE 6 - SHAREHOLDERS’ EQUITY

The Company has 1,400,000,000 common shares authorized at a par value of $0.001. As of September 30, 2020, and June 30, 2020, the were 127,333,060 and 12,733,306 common shares outstanding, respectively.

As consideration for the services of Robert Stevens and his team, who has acted as the court-appointed receiver for the Company and its predecessor and affiliated entities, in the Merger Agreement the Company agreed that, immediately prior to the Closing, the Company will issue to certain parties as directed by Mr. Stevens a total number of shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock immediately prior to the Closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the Closing (the “Receiver Shares”). The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. Based on the Company’s stock price of $0.027 on the amendment date of August 25, 2020, these shares were valued at $3,094,193. After the closing of the Merger, there is expected to be 1.27 billion shares of the Company’s common stock outstanding, of which the Receiver Shares will constitute 9%.

NOTE 7 - INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended September 30, 2020.As of September 30, 2020, the Company had a retained earnings deficit of $16,171,231 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, and June 30, 2020, the Company had no contractual commitments.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2020, through the date the financial statements were available to be issued and noted in subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2020 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

The Company was the parent of Verity Farms and Aistiva Corporation (“Aistiva”) (f/k/a AquaLiv, Inc.). Verity Farms was dedicated to providing consumers with safe, high-quality, and nutritious food sources through sustainable crop and livestock production. Aistiva previously released products in the industries of water treatment, skincare, and agriculture. Verity Farms was administratively dissolved in the State of South Dakota on May 4, 2018. Aistiva was administratively dissolved on April 9, 2015 in the State of Washington.

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Receivership

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Quarterly Report, the Company has been operating under the direction of the Receiver.

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

Change of Domicile and Plan of Conversion

On March 15, 2019, Healthcare Solutions Management Group, Inc. was incorporated in the State of Delaware. Verity Delaware, Inc. was incorporated in the State of Delaware on March 11, 2019. Verity Merger Corp. was incorporated in the State of Delaware on March 15, 2019. On March 11, 2019, pursuant to an Agreement and Plan of Conversion, the Company, then a Nevada corporation named Verity Corp., converted into, and became Verity Delaware, Inc., a Delaware corporation in Delaware and on May 30, 2019, the conversion was completed in Nevada. As a result of the foregoing, Verity Corp. a Nevada corporation converted into and became Verity Delaware, Inc., a Delaware corporation. On May 8, 2019, pursuant to a Plan of Merger, Verity Delaware, Inc. was merged with and into Verity Merger Corp., with Verity Merger Corp. surviving, and with Healthcare Solutions Management Group, Inc. becoming a successor in interest to Verity Delaware Inc. and the parent company of Verity Merger Corp.

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

No Current Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. Since May 16, 2016, through the date of this Quarterly Report, the Company has been operating under the direction of the Receiver.

The Company has no operations at this time, and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, other than those related to the receivership and those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

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

As consideration for the services of Robert Stevens and his team, for acting as the court-appointed receiver for the Company and its predecessor and affiliated entities and pursuant the Merger Agreement, the Company agreed to issue to certain parties as directed by Mr. Stevens shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock prior to the closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the closing (the “Receiver Shares”). After the closing of the Merger, we expect there to be 1.27 billion shares of our common stock outstanding, of which the Receiver Shares will constitute 9%.

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

On August 25, 2020, the parties to the Merger Agreement entered into amendment no. 1 (the “Amendment”) to the Merger Agreement pursuant to which the date provided to consummate the Merger Agreement was extended from July 30, 2019 to September 30, 2020. Further, pursuant to the Amendment, the Company and HSH agreed to reasonably cooperate to terminate the engagement of the Company’s prior registered agent in Nevada, with the costs related thereto to be paid by HSH. Further, pursuant to the Amendment, the Company agreed to issue the Receiver Shares as required by the Merger Agreement, with the shares to be issued in book entry within 10 days of August 25, 2020. The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. 38,199,918 of the Receiver Shares were issued to Thistle Investments LLC of which Jodi Stevens is the Manager and has the power to vote and dispose of the shares held by Thistle Investments LLC. Jodi Stevens is the spouse of the Receiver, Robert Stevens and as such is considered a related party.

Further, pursuant to the Amendment, HSH agreed to pay the costs and expenses of the Company resulting from the Company’s engagement of professional service providers, including, but not limited to, those of the transfer agent, legal counsel, and auditors, until the earlier of the closing or the termination of the Merger Agreement.

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

The foregoing description of the Merger Agreement and the Amendment, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by the Merger Agreement, and the Amendment, copies of which are as Exhibit 2.1 and 2.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

As of the date of this Quarterly Report the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company is currently in discussions with HSH to extend the date provided to consummate the Merger Agreement from September 30, 2020 to a later date, however there can be no assurances that such discussions will be successful. The Company believes the Merger will be consummated, however, there can be no assurances.

Results of Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. The Company has not recorded any revenue since 2016. Since May 16, 2016, through the date of this Quarterly Report, the Company has been operating under the direction of the Receiver.

Quarter Ended September 30, 2020 Compared to the Quarter Ended September 30, 2019

Operating expenses for the quarter ended September 30, 2020 totaled $3,094,193 compared to $3,457 for the same period in 2019. The increase is attributable to $3,094,193 in stock based compensation attributable to the issuance of  the Receiver Shares which were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. Cash flows used in operating activities for the quarter ended September 30, 2020 totaled $46 compared to $46 in 2019.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On September 30, 2020 the Company had a retained deficit of $16,171,231 and current liabilities in excess of current assets by $4,386,366. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

On September 30, 2020, our liquid assets consisted of cash of $165.

The following tables set forth the components of the Company’s debt as of September 30, 2020, and June 30, 2020:

	Sept. 30, 2020	June 30, 2020
Notes payable	$215,353	$215,353
Real estate loans	$4,001,267	$4,001,267
Receiver loan	$65,000	$65,000

The Notes payable and the real estate loans are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrues interest at a rate of 10%.As of September 30, 2020 and June 30, 2020, there was $16,877 and $15,261, respectively in accrued interest due and payable on the Receiver Note. The Receiver expects to discharge the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement referenced throughout this Report. There can be no assurance the Receiver will be successful in discharging this debt.

The Company is under the control of the court-appointed Receiver who is considered a related party. During the years ended June 30, 2020 and June 30, 2019, the Receiver incurred $3,555 and $8,838, respectively, in professional fees in managing the Company. The Receiver did not incur any professional fees during the three months ended September 30, 2020. Additionally, as noted above the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

As consideration for the services of Robert Stevens and his team, who has acted as the court-appointed receiver for the Company and its predecessor and affiliated entities, in the Merger Agreement the Company agreed to issue to certain parties as directed by Mr. Stevens a total number of shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock immediately prior to the Closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the Closing (the “Receiver Shares”). The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. These shares were valued at $3,094,193 and were recorded as “stock-based compensation- related parties on the Company’s Statement of Operations for the three month ended September 30, 2020. 38,199,918 of the Receiver Shares were issued to Thistle Investments LLC of which Jodi Stevens is the Manager and has the power to vote and dispose of the shares held by Thistle Investments LLC. Jodi Stevens is the spouse of the Receiver, Robert Stevens and as such is considered a related party. After the closing of the Merger, we expect there to be 1.27 billion shares of our common stock outstanding, of which the Receiver Shares will constitute 9%.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended September 30, 2020.As of September 30, 2020, the Company had a retained earnings deficit of $16,171,231 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the Receiver, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020. Based upon that evaluation, our receiver concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of September 30, 2020, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Changes in Internal Control over Financial Reporting.

On August 24, 2020, the Company dismissed BMKR, LLP as its independent registered public accounting firm and engaged BF Borgers CPA PC as the Company’s independent registered public accounting firm. Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

Receivership

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Quarterly Report, the Company has been operating under the direction of the Receiver. On March 22, 2018, the District Court in Clark County, Nevada approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of the Company, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of the Company’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed it is expected the Receiver will be discharged.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended June 30, 2020 (the “2020 Form 10-K”) filed October 6, 2020, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2010 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended September 30, 2020, the Company issued shares of common stock as follows:

•

On August 27, 2020, the Company issued the Receiver Shares, which consisted of 38,199,918 shares each of its common stock to three parties, totaling 114,599,754 shares of common stock in the aggregate, in accordance with the Amendment and the Merger Agreement as consideration for the services provided to the Company by its Receiver. 38,199,918 of the Receiver Shares were issued to Thistle Investments LLC of which Jodi Stevens is the Manager and has the power to vote and dispose of the shares held by Thistle Investments LLC. Jodi Stevens is the spouse of the Receiver, Robert Stevens and as such is considered a related party.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

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

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: October 20, 2020	By:	/s/ Robert Stevens
Robert Stevens
Receiver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stevens	Receiver	October 20, 2020
Robert Stevens	(principal executive officer and principal financials and accounting officer)

