Form 10-KT
period 2020-09-30
Healthcare Solutions Management Group, Inc.
filed 2021-01-20
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 30, 2020 to September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒    No ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $471,132, computed by reference to the closing sales price of the shares of common stock on March 31, 2020, which was $0.037.

The number of shares outstanding of the registrant’s common stock as of January 20, 2021, was 127,333,060 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this transition report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Receiver, as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this transition report on Form 10-K, “ “we,” “our,” “us” and the “Company” refer to Healthcare Solutions Management Group, Inc., a Delaware corporation and its subsidiaries unless the context requires otherwise.

Item 1. Business.

Recent Developments

Change in Fiscal Year-End

On November 5, 2020, the Company’s court appointed receiver, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from June 30 to September 30. As a result of this change, we are filing this Transition Report on Form 10-K for the three-month transition period from June 30, 2020 to September 30, 2020. References to any of our previous fiscal years mean the fiscal years ending on June 30.

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

The Company was the parent of Verity Farms and Aistiva Corporation (“Aistiva”) (f/k/a AquaLiv, Inc.). Verity Farms was dedicated to providing consumers with safe, high-quality and nutritious food sources through sustainable crop and livestock production. Aistiva previously released products in the industries of water treatment, skincare, and agriculture. Verity Farms was administratively dissolved in the State of South Dakota on May 4, 2018. Aistiva was administratively dissolved on April 9, 2015, in the State of Washington.

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

Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver.

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

No Current Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver.

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

Employees

As of January 20, 2021, we have no part-time or full-time employees (excluding the Receiver and his staff). Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver.

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

The Merger Agreement contains certain termination rights that may be exercised by the Company or HSH, as applicable, including in the event that (i) both parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by December 31, 2020 (as set forth in the “Second Amendment” discussed below), or (iii) any law or order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger having become final and non-appealable.

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

On November 5, 2020, the parties to the Merger Agreement entered into amendment no. 2 (the “Second Amendment”) to the Merger Agreement pursuant to which the date provided to consummate the Merger Agreement was extended from September 30, 2020 to December 31, 2020. Further, pursuant to the Second Amendment, it was agreed that the Company and HSH were in the process of amending their respective fiscal year ends so that the fiscal year-end for each would be September 30.

Other than the foregoing, no other material changes were made to the Merger Agreement in the Second Amendment.

The foregoing description of the Merger Agreement, the Amendment and the Second Amendment, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by the Merger Agreement, the Amendment and the Second Amendment, copies of which are as Exhibit 2.1, 2.2 and 2.3, respectively, to this Transition Report on Form 10-K and incorporated herein by reference.

As of the date of this Transition Report, the Merger has not been consummated, and neither HSH nor the Company has exercised its terminations rights. The Company believes the Merger will be consummated, however, there can be no assurances.

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

Item 1A. Risk Factors.

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS TRANSITION REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE COMPANY’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE COMPANY’S BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE COMPANY’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS TRANSITION REPORT ON FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to our Company

We are currently in receivership and there can be no assurance that the planned reorganization can be completed or that the Receiver will be discharged as planned.

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver. On March 22, 2018, the District Court in Clark County, Nevada approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of the Company, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of the Company’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed the Receiver will be discharged. There can be no assurance that the planned reorganization can be completed or that the Receiver will be discharged as planned.

We have a history of operating losses and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On June 30, 2020, the Company had a retained deficit of $13,075,376 and negative working capital of $4,384,704. On September 30, 2020, the Company had a retained deficit of $16,171,231 and current liabilities in excess of current assets by $4,386,366. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Risks Related to Our Common Stock

Our Common Stock Currently Trades on the Pink Tier of OTC Markets.

Our Common Stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “VRTY” and is labeled as “Pink Current Information” at this time. The Company plans to update its symbol pending FINRA approval of the Company’s Name Change, which the Company has not yet submitted to FINRA. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

We are currently delinquent in our SEC Reporting Obligations for the periodic reports due to be filed from June 2014 to March 2019.

We are currently delinquent in our SEC Reporting Obligations for the periodic reports due to be filed from June 2014 to March 2019. The Company plans to make up the foregoing reports, however, there can be no assurance that it will be able to do so as planned. If we are unable to make up such delinquent periodic reports it may cause difficulties in FINRA approving the Company’s Name Change and change in trading symbol, as well as other corporate actions. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

Receivership

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver. On March 22, 2018, the District Court in Clark County, Nevada approved a plan of reorganization that involved authorizing the cancellation of all preferred shares of the Company, the cancellation of certain insider shares, a reverse stock split up to a maximum of 200-1, and a reorganization that would place the liquidation of the Company’s assets under a liquidating trustee while maintaining the public, purchasers for value with equity in the surviving entity. Once the reorganization is completed it is expected the Receiver will be discharged.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock Currently Trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “VRTY” and is labeled as “Pink Current Information” at this time. The Company plans to update its symbol pending FINRA approval of the Company’s name change to its current name, which the Company has not yet submitted to FINRA. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on January 14, 2021 was $0.0910.

The following table sets forth, for the periods indicated the high and low bid quotations for our Common Stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2021
First Quarter (October 1, 2020 – December 31, 2020)	$0.0990	$0.0320
Second Quarter (January 1, 2021 – March 31, 2021)*	$0.0990	$0.0690

Period	High	Low
Fiscal Year 2020**
First Quarter (July 1, 2019 – September 30, 2019)	$0.1300	$0.0070
Second Quarter (October 1, 2019 – December 31, 2019)	$0.0490	$0.0086
Third Quarter (January 1, 2020 – March 31, 2020)	$0.0490	$0.0230
Fourth Quarter (April 1, 2020 – June 30, 2020)	$0.0800	$0.0115

Period	High	Low
Fiscal Year 2019
First Quarter (July 1, 2018 – September 30, 2018)	$0.0400	$0.0112
Second Quarter (October 1, 2018 – December 31, 2018)	$0.0270	$0.0088
Third Quarter (January 1, 2019 – March 31, 2019)	$0.0140	$0.0061
Fourth Quarter (April 1, 2019 – June 30, 2019)	$0.1000	$0.0065

*Through January 14, 2021.

**On November 5, 2020, the Company’s court appointed receiver, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year end from June 30 to September 30. The high and low bid quotations for our Common Stock during the period from July 1, 2020 to September 30, 2020, were $0.1950 and $0.0138, respectively.

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

Equity Compensation Plans

None.

Holders

As of January 20, 2021, we had 127,333,060 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 1,486 record owners of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have changed our fiscal year-end from June 30 to September 30. Accordingly, in this Transition Report on Form 10-K, we have reported the 3-month transition period from June 30, 2020 to September 30, 2020. The following discussion and analysis of the results of operations and financial condition of the Company for the period from June 30, 2020 to September 30, 2020, should be read in conjunction with the other sections of this Transition Report, including “Description of Business” and the Financial Statements and notes thereto of the Company included in this Transition Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Transition Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Transition Report.

Change in Fiscal Year End

On November 5, 2020, the Company’s court appointed receiver, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from June 30 to September 30. As a result of this change, we are filing this Transition Report on Form 10-K for the three-month transition period from June 30, 2020 to September 30, 2020. References to any of our previous fiscal years mean the fiscal years ending on June 30.

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

Receivership

The Company is currently in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver.

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

No Current Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver.

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

The Merger Agreement contains certain termination rights that may be exercised by the Company or HSH, as applicable, including in the event that (i) both parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by December 31, 2020 (as set forth in the “Second Amendment” discussed below), or (iii) any law or order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger having become final and non-appealable.

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

On November 5, 2020, the parties to the Merger Agreement entered into amendment no. 2 (the “Second Amendment”) to the Merger Agreement pursuant to which the date provided to consummate the Merger Agreement was extended from September 30, 2020 to December 31, 2020. Further, pursuant to the Second Amendment, it was agreed that the Company and HSH were in the process of amending their respective fiscal year ends so that the fiscal year-end for each would be September 30.

Other than the foregoing, no other material changes were made to the Merger Agreement in the Second Amendment.

The foregoing description of the Merger Agreement, the Amendment and the Second Amendment, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by the Merger Agreement, the Amendment and the Second Amendment, copies of which are as Exhibit 2.1, 2.2 and 2.3, respectively, to this Transition Report on Form 10-K and incorporated herein by reference.

As of the date of this Transition Report the Merger has not been consummated, and neither HSH nor the Company has exercised its terminations rights. The Company believes the Merger will be consummated, however, there can be no assurances.

Results of Operations

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. Since such time, and currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act. The Company has not recorded any revenue since 2016. Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver.

Period from June 30, 2020 to September 30, 2020

Operating expenses for the period from June 30, 2020 to September 30, 2020 totaled $3,094,193 compared to $3,457 for the same period in 2019. The increase is attributable to $3,094,193 in stock based compensation attributable to the issuance of the Receiver Shares which were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. Cash flows used in operating activities for the period from June 30, 2020 to September 30, 2020 totaled $46 compared to $46 in 2019.

Going Concern

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On September 30, 2020, the Company had a retained deficit of $16,171,231 and current liabilities in excess of current assets by $4,386,366. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Notes payable and the real estate loans are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrues interest at a rate of 10%. As of September 30, 2020 and June 30, 2020, there was $16,877 and $15,261, respectively in accrued interest due and payable on the Receiver Note. The Receiver expects to discharge the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement referenced throughout this Transition Report. There can be no assurance the Receiver will be successful in discharging this debt.

The Company is under the control of the court-appointed Receiver who is considered a related party. During the years ended June 30, 2020 and June 30, 2019, the Receiver incurred $3,555 and $8,838, respectively, in professional fees in managing the Company. The Receiver did not incur any professional fees during the period from June 30, 2020 to September 30, 2020. Additionally, as noted above the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Transition Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended September 30, 2020. As of September 30, 2020, the Company had a retained earnings deficit of $16,171,231 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included elsewhere in this Transition Report on Form 10-K beginning on page F-1.

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

The Company provided BMKR with a copy of the disclosures it made in its Current Report on Form 8-K disclosing the change in auditors which was filed with the SEC on August 28, 2020 and requested that BMKR provide a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of BMKR’s letter, dated August 24, 2020, was filed as Exhibit 16.1 to the Company’s Form 8-K reporting the auditor change filed with the SEC on August 28, 2020.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the transition period from June 30, 2020 to September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In February 2016, all the Company’s officers resigned, and the Company stopped substantially all operating activities. Currently, our Company does not have any officers or directors.

Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver, Robert Stevens.

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

Item 11. Executive Compensation.

No executive compensation was paid by the Company from February 2016, through the date of this filing. In February 2016, all the Company’s officers resigned, and the Company stopped substantially all operating activities. Since May 16, 2016, through the date of this Transition Report, the Company has been operating under the direction of the Receiver, Robert Stevens.

2020 Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Robert Stevens	2019	$-	$-	$8,838	(1)	8,838
Receiver	2020	$-	$-	$3,555	(2)	3,555

(1) During the fiscal year ended June 30, 2019, the Receiver incurred $8,838 in professional fees in managing the Company. The Receiver has waived all court approved fees and costs from October 2, 2019 through the closing of the Merger.

(2) During the fiscal year ended June 30, 2020 and prior to October 2, 2019, the Receiver incurred $3,555 in professional fees in managing the Company.

During the transition period from June 30, 2020 to September 30, 2020, there was no compensation paid to the Receiver.

Employment Agreements

The Company is not a party to any employment agreements at this time.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2020 fiscal year-end. There were no outstanding equity awards during the transition period from June 30, 2020 to September 30, 2020.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Director Compensation

Historically, our directors have not received compensation for their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At January 20, 2021, we had 127,333,060 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of January 20, 2021 by:

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

(2) Stanley Teeple is the Manager of Next New Deal LLC and has the power to vote and dispose of the shares held by Next New Deal LLC.

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

The Company is under the control of the court appointed Receiver who is considered a related party. During the years ended June 30, 2020 and 2019, the Receiver incurred $3,555 and $8,838 in professional fees in managing the Company. Additionally the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. During the transition period from June 30, 2020 to September 30, 2020, there was no compensation paid to the Receiver.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed or to be billed to our company for the transition period from June 30, 2020 to September 30, 2020 for professional services rendered by our current independent registered public accounting firm BF Borgers CPA PC which was engaged by us effective as of August 24, 2020.

Fees	June 30 – September 30, 2020
Audit Fees	$-
Audit-Related Fees	-
Tax Fees	-
Other Fees	-
Total Fees	$-

Audit Fees

Audit fees to BF Borgers CPA PC were for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2020 and the audit for the transition period from June 30, 2020 to September 30, 2020.

Audit-Related Fees

BF Borgers CPA PC did not provide any assurance and related services during the transition period from June 30, 2020 to September 30, 2020 that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As BF Borgers CPA PC did not provide any services to us for tax compliance, tax advice and tax planning during the transition period from June 30, 2020 to September 30, 2020, no tax fees were billed or paid during such period.

All Other Fees

BF Borgers CPA PC did not provide any products and services not disclosed in the table above during the transition period from June 30, 2020 to September 30, 2020. As a result, there were no other fees billed or paid during such period.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Solutions Management Group, Inc. (the “Company”) as of September 30, 2020 and June 30, 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and June 30, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

January 20, 2021

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Hwy., Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA Alfred M. Rizzo, CPA Joseph Mortimer, CPA	Charles W. Blanchfield, CPA (Retired) Bruce A. Meyer, CPA (Retired)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Healthcare Solutions

Management Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare Solutions Management Group, Inc. ( Formerly Verity Corp.) (the Company) as of June 30, 2019 and the related consolidated statement of operations, consolidated stockholders’ equity, and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019 , in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2018.

Hauppauge, NY

November 26, 2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

Healthcare Solutions Management Group, Inc.

Consolidated Balance Sheets

	09/30/20	06/30/20	06/30/19
ASSETS
CURRENT ASSETS
Cash	$165	$211	$238
Total current assets	165	211	238
TOTAL ASSETS	$165	$211	$238

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$88,064	$88,064	$95,970
Notes payable	215,323	215,323	215,323
Notes payable related parties	4,001,267	4,001,267	4,001,267
Receiver certificate	65,000	65,000	65,000
Accrued interest payable	16,877	15,261	8,761
Total current liabilities	4,386,531	4,384,915	4,386,321
Total liabilities	4,386,531	4,384,915	4,386,321

Commitments and Contingencies	-	-	-

STOCKHOLDERS DEFICIT
Common stock, par value $0.001, 127,333,060 and 12,733,306 issued and outstanding as of September 30, 2020, June 30, 2020, and June 30, 2019 respectively	127,333	12,733	12,733
Paid in capital	11,657,533	8,677,939	8,677,939
Retained earnings deficit	(16,171,231)	(13,075,376)	(13,076,755)
Total stockholders’ deficit	(4,386,366)	(4,384,704)	(4,386,083)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$165	$211	$238

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Operations

	Three Months	Year	Year
	Ended	Ended	Ended
	September 30,	June 30,	June 30,
	2020	2020	2019

Sales	$-	$-	$-

Operating expenses:
Stock based compensation -related parties	3,094,193
Bank services charges	46	194	114
Professional fees	-	3,555	11,404
Stock transfer fees	-	3,414	6,294
Total operating expenses	3,094,239	7,163	17,812
Income (loss) from operations	(3,094,239)	(7,163)	(17,812)
Other income (expense)
Interest income (expense), net	(1,616)	(6,500)	(6,482)
Miscellaneous income	-	15,042	1,950
Total other income (expense)	(1,616)	8,542	(4,532)
Income (loss) before income taxes	(3,095,855)	1,379	(22,344)
Provision for income taxes (benefit)	-	-	-
Net income (loss)	$(3,095,855)	$1,379	$(22,344)

Basic and diluted earnings (loss) per common share	$(0.05)	$0.00	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	56,331,039	12,733,306	12,733,306

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Changes in Stockholders Deficit

			Additional		Total
	Common Stock		Paid-in		Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2018	12,733,306	$12,733	$8,677,939	$(13,054,411)	$(4,363,739)

Net income (loss)				(22,344)	(22,344.0)

Balance, June 30, 2019	12,733,306	$12,733	$8,677,939	$(13,076,755)	$(4,386,083)

Net income (loss)				1,379	$1,379

Balance, June 30, 2020	12,733,306	$12,733	$8,677,939	$(13,075,376)	$(4,384,704)

			Additional		Total
	Common Stock		Paid-in		Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2020	12,733,306	$12,733	$8,677,939	$(13,075,376)	$(4,384,704)

Net income (loss)				(3,095,855)	(3,095,855)

Issuance of common stock -related parties	114,599,754	114,600	2,979,594		3,094,193

Balance, September 30, 2020	127,333,060	$127,333	$11,657,533	$(16,171,231)	$(4,386,366)

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Cash Flows

	Three Months	Year	Year
	Ended	Ended	Ended
	September 30,	June 30,	June 30,
	2020	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,095,855)	$1,379	$(22,344)
Stock-based compensation	3,094,193
Changes in operating assets and liabilities:
Accounts payable	-	(7,906)	11,017
Accrued interest	1,616	6,500	6,481
Net cash provided by (used in) operating activities	(46)	(27)	(4,846)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-	-

Net increase (decrease) in cash and cash equivalents	(46)	(27)	(4,846)
Cash and cash equivalents at beginning of period	211	238	5084
Cash and cash equivalents at end of period	$165	$211	$238

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

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

On June 14, 2019, Healthcare Solutions Management Group, Inc., a Delaware corporation, and successor in interest to Verity Delaware Inc., a Delaware corporation which was previously a Nevada corporation named Verity Corp. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and between the Company, Verity Merger Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and Healthcare Solutions Holdings, Inc. (“HSH”). Pursuant to the terms of the Merger Agreement, the parties agreed that Merger Sub would merge with and into HSH, with HSH being the surviving entity (the “Merger”). The closing of the Merger will take place on the third business day following the satisfaction or waiver (by the party for whose benefit the condition exists) of the closing conditions in the Merger Agreement or on such other date and at such other time and place as the parties agree in writing.

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

The Merger Agreement contains certain termination rights that may be exercised by the Company or HSH, as applicable, including in the event that (i) both parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by July 30, 2019, or (iii) any law or order permanently restraining, enjoining, or otherwise prohibiting consummation of the Merger having become final and non-appealable.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year End

On November 5, 2020, the Company’s court appointed receiver, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from June 30 to September 30.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

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

NOTE 3 – GOING CONCERN

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

NOTE 4 – DEBT

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

NOTE 6 – SHAREHOLDERS’ EQUITY

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

NOTE 7 – INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended September 30, 2020. As of September 30, 2020, the Company had a retained earnings deficit of $16,171,231 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, and June 30, 2020, the Company had no contractual commitments.

NOTE 9 – COMPARATIVE THREE MONTH FINANCIAL INFORMATION

The consolidated statements of operations and cash flows are provided below with comparative information for the three months ended September 30, 2020, 2019 and 2018. The financial information provided for the three month periods ended September 30, 2019 and 2018 is unaudited since it represented an interim period of fiscal years 2019 and 2018. The unaudited financial information for the three-month periods ended September 30, 2019 and 2018, include all normal recurring adjustments necessary for a fair statement of the results for that period.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Operations

	Three Months Ended
	September 30,	September 30,	September 30,
	2019	2019	2018
		(unaudited)	(unaudited)

Sales	$-	$-	$-

Operating expenses:
Stock based compensation	3,094,193
Bank services charges	46	57	16
Professional fees	-	2,200	6,602
Stock transfer fees	-	1,200	738
Total operating expenses	3,094,239	3,457	7,356
Income (loss) from operations	(3,094,239)	(3,457)	(7,356)
Other income (expense)
Interest income (expense), net	(1,616)	(1,620)	(1,621)
Miscellaneous income	-	1,000	1,631
Total other income (expense)	(1,616)	(620)	10
Income (loss) before income taxes	(3,095,855)	(4,077)	(7,346)
Provision for income taxes (benefit)	-	-	-
Net income (loss)	$(3,095,855)	$(4,077)	$(7,346)

Basic and diluted earnings (loss) per common share	$(0.05)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	56,331,039	12,733,306	12,733,306

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,	September 30,	September 30,
	2020	2019	2018
		(unaudited)	(unaudited)

Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,095,855)	$(4,077)	$(7,346)
Stock-based compensation	3,094,193
Changes in operating assets and liabilities:
Accounts receivable		-	(5,000)
Accounts payable		2,410	6,516
Accrued interest	1,616	1,621	1,620
Net cash provided by (used in) operating activities	(46)	(46)	(4,210)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	-	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-	-

Net increase (decrease) in cash and cash equivalents	(46)	(46)	(4,210)
Cash and cash equivalents at beginning of period	211	238	5,084
Cash and cash equivalents at end of period	165	$192	$874

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

 The accompanying notes are an integral part of the consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2020, through the date the financial statements were available to be issued and noted in subsequent events requiring disclosure except as follows: On November 5, 2020, the Company’s court appointed receiver, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year-End from June 30 to September 30.

(b) The following exhibits are filed as a part of this Transition Report on Form 10-K:

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

2.3

Amendment dated November 5, 2020, to Merger Agreement dated June 14, 2019, as amended on August 25, 2020, by and among Healthcare Solutions Management Group, Inc., Verity Merger Corp. and Healthcare Solutions Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2020).

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

30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: January 20, 2021	By:	/s/ Robert Stevens
Robert Stevens
Receiver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stevens	Receiver	January 20, 2021
Robert Stevens	(principal executive officer and principal financials and accounting officer)

31