Form 10-Q
period 2020-12-31
Healthcare Solutions Management Group, Inc.
filed 2021-02-22
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of February 22, 2021, was 127,333,060 shares.

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

3

Item 1. Financial Statements.

Healthcare Solutions Management Group, Inc.

Consolidated Balance Sheets

(unaudited)

	12/31/2020	9/30/2020
ASSETS
CURRENT ASSETS
Cash	$3,643	$165
Total current assets	3,643	165
TOTAL ASSETS	$3,643	$165

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$88,064	$88,064
Accrued liabilities-related party	3,500
Notes payable	215,323	215,323
Notes payable related parties	4,001,267	4,001,267
Receiver certificate	65,000	65,000
Accrued interest payable	18,511	16,877
Total current liabilities	4,391,665	4,386,531
Total liabilities	4,391,665	4,386,531

Commitments and Contingencies	-	-

STOCKHOLDERS DEFICIT
Common stock, par value $0.001, 127,333,060 issued and
outstanding as of December 31, 2020 and September 30, 2020 respectively	127,333	127,333
Paid in capital	11,657,533	11,657,533
Retained earning deficit	(16,172,887)	(16,171,231)
Total stockholders deficit	(4,388,022)	(4,386,366)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,643	$165

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2020	2019

Sales	$-	$-

Operating expenses:
Stock based compensation -related parties
Bank services charges	22	55
Professional fees	-	1,355
Stock transfer fees		-
Total operating expenses	22	1,410
Income (loss) from operations	(22)	(1,410)
Other income (expense)
Interest income (expense), net	(1,634)	(1,630)
Misc income	-	2,000
Total other income (expense)	(1,634)	370
Income (loss) before income taxes	(1,656)	(1,040)
Provision for income taxes (benefit)	-	-
Net income (loss)	$(1,656)	$(1,040)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	127,333,060	12,733,306

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.

Consolidated Statements of Changes in Stockholders Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, September 30, 2019	12,733,306	$12,733	$8,677,939	$(13,080,832)	$(4,390,160)

Net income (loss)				(1,040)	(1,040)

December 31, 2019	12,733,306	$12,733	$8,677,939	$(13,081,872)	$(4,391,200)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

September 30, 2020	127,333,060	$127,333	$11,657,533	$(16,171,231)	$(4,386,366)

Net income (loss)				(1,656)	(1,656)

Balance, December 31, 2020	127,333,060	$127,333	$11,657,533	$(16,172,887)	$(4,388,022)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Healthcare Solutions Management Group, Inc.

(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,656)	$(1,040)
Stock-based compensation
Changes in operating assets and liabilities:
Accounts payable	-	(647)
Accrued liabilities related party	3,500
Accrued interest	1,634	1,630
Net cash provided by (used in) operating activities	3,478	(57)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	3,478	(57)
Cash and cash equivalents at beginning of period	165	192
Cash and cash equivalents at end of period	$3,643	$135

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In February 2016, all the Company’s officers resigned, and Company stopped substantially all operating activities. On May 16, 2016, pursuant to Case Number A-16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as Receiver (“Receiver”) for Verity Corp. on May 3, 2016. Creditors were required to provide claims in writing under oath on or before November 3, 2016, or they will be barred under NRS §78.675”. Since May 16, 2016, through the date of this report, the Company has been operating under the direction of the Receiver.

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

As of the date of this Report the Merger has not been consummated; and neither HSH nor the Company has exercised its termination rights. The Company is currently in discussions with HSH to extend the date provided to consummate the Merger Agreement from December 31, 2020 to a later date, however there can be no assurances that such discussions will be successful. The Company believes the Merger will be consummated, however, there can be no assurances.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of expenses during the reporting periods. These accounts and estimates include, but are not limited to liabilities and tax provisions. Actual results could differ from these estimates.

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

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes “ regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties, and interest, accounting in interim periods and disclosure. For the years ended September 30, 2020, and 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020, and September 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 – GOING CONCERN

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On December 31, 2020 the Company had a retained deficit of $16,172,887 and current liabilities in excess of current assets by $4,388,022. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is solely dependent upon the Receiver’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so.

NOTE 4 – DEBT

The following tables set forth the components of the Company’s, debt as of December 31, 2020, and September 30, 2020:

	December 31, 2020	September 30, 2020
Notes payable	$215,353	$215,353
Real estate loans	$4,001,267	$4,001,267
Receiver loan	$65,000	$65,000

The Notes payable and the real estate loans are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrues interest at a rate of 10%. As of December 31, 2020 and September 30, 2020, there was $18,511 and $16,877, respectively, in accrued interest due and payable on the Receiver Note. The Receiver expects to discharge the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement referenced throughout this Report. There can be no assurance the Receiver will be successful in discharging this debt.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is under the control of the court-appointed Receiver who is considered a related party. During the three months ended December 31, 2020 and December 31, 2019, the Receiver incurred $-0- and $1,355 respectively, in professional fees in managing the Company. Additionally, the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

As consideration for the services of Robert Stevens and his team, who has acted as the court-appointed receiver for the Company and its predecessor and affiliated entities, in the Merger Agreement the Company agreed that, immediately prior to the Closing, the Company will issue to certain parties as directed by Mr. Stevens a total number of shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock immediately prior to the Closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the Closing (the “Receiver Shares”). The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. These shares were valued at $3,094,193 and were recorded as “stock-based compensation- related parties on the Company’s Statement of Operations during the fiscal year ended September 30, 2020.

During the three months ended December 31, 2020, HSH advanced $3,500 to the Company on an interest free basis.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company has 1,000,000,000 common shares authorized at a par value of $0.001. As of December 31, 2020, and September 30, 2020, the were 127,333,060 and 127,333,060 common shares outstanding, respectively.

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

NOTE 7 – INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended December 31, 2020. As of December 31, 2020 the Company had a retained earnings deficit of $16,172,887 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2020 and September 30, 2020, the Company had no contractual commitments.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2020, through the date the financial statements were available to be issued and noted there were no subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended December 31, 2020 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Change in Fiscal Year End

On November 5, 2020, the Company’s court appointed receiver, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from June 30 to September 30. As a result of this change, we filed a Transition Report on Form 10-K for the three-month transition period from June 30, 2020 to September 30, 2020 on January 20, 2021.

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

At the closing of the Merger, it is planned that the Receiver will elect new members of the Company’s board of directors, and then resign.

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

On February 16, 2021, the parties to the Merger Agreement entered into amendment no.3 (the “Third Amendment”) to the Merger Agreement pursuant to which the date provided to consummate the Merger Agreement was extended from December 31, 2020 to March 31, 2021. Other than the foregoing, no other material changes were made to the Merger Agreement in the Third Amendment.

The foregoing description of the Merger Agreement, the Amendment and the Second Amendment, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by the Merger Agreement, the Amendment, the Second Amendment, and the Third Amendment copies of which are as Exhibit 2.1, 2.2, 2.3, and 2.4 respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

As of the date of this Quarterly Report the Merger has not been consummated, and the Company believes the Merger will be consummated, however, there can be no assurances.

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

Quarter Ended December 31, 2020 Compared to the Quarter Ended December 31, 2019

Operating expenses for the quarter ended December 31, 2020 totaled $22 compared to $1,410 for the same period in 2019. The decrease is attributable to lower professional fees during the quarter ended December 31, 2021. Cash flows used in operating activities for the quarter ended December 31, 2020 totaled $3,478 compared to $57 in 2019.

Going Concern

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On December 31, 2020, the Company had a retained deficit of $16,172,887 and current liabilities in excess of current assets by $4,388,022. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

During the three months ended December 31, 2020, HSH advanced $3,500 to the Company on an interest free basis.

On December 31, 2020, our liquid assets consisted of cash of $3,643.

The following tables set forth the components of the Company’s debt as of September 30, 2020, and December 31, 2020:

	Sept. 30, 2020	December 31, 2020
Notes payable	$215,353	$215,353
Real estate loans	$4,001,267	$4,001,267
Receiver loan	$65,000	$65,000

The Notes payable and the real estate loans are unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrues interest at a rate of 10%. As of September 30, 2020 and December 31, 2020, there was $16,877 and $18,511, respectively in accrued interest due and payable on the Receiver Note. The Receiver expects to discharge the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement referenced throughout this Report. There can be no assurance the Receiver will be successful in discharging this debt.

The Company is under the control of the court-appointed Receiver who is considered a related party. During the years ended June 30, 2020 and June 30, 2019, the Receiver incurred $3,555 and $8,838, respectively, in professional fees in managing the Company. The Receiver did not incur any professional fees during the three months ended September 30, 2020 or the three months ended December 31, 2020. Additionally, as noted above the Receiver has extended a $65,000 loan to the Company which bears interest at 10%. The Company believes these services and loans are at market rate.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended December 31, 2020. As of December 31, 2020, the Company had a retained earnings deficit of $16,172,887 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the Receiver, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. Based upon that evaluation, our receiver concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2020, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the transition period from June 30, 2020 to September 30, 2020 (the “2020 Form 10-KT”) filed January 20, 2021 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-KT, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-KT.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

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

2.4

Amendment dated February 16, 2021, to Merger Agreement dated June 14, 2019, as amended by and among Healthcare Solutions Management Group, Inc., Verity Merger Corp. and Healthcare Solutions Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2021).

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

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: February 22, 2021	By:	/s/ Robert Stevens
Robert Stevens
Receiver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stevens	Receiver	February 22, 2021
Robert Stevens	(principal executive officer and principal financials and accounting officer)

