Form 10-Q
period 2021-03-31
Healthcare Solutions Management Group, Inc.
filed 2021-05-14
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock as of May 14, 2021, was 1,273,330,615 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

2

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Healthcare Solutions Management Group, Inc., a Delaware corporation, and its subsidiaries unless the context requires otherwise.

3

Item 1. Financial Statements.

Healthcare Solutions Management Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	3/31/2021	9/30/2020
ASSETS
CURRENT ASSETS
Cash	$121	$165
Total current assets	121	165
TOTAL ASSETS	121	$165

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$88,064
Accrued liabilities-related party		-
Notes payable	-	215,323
Notes payable related parties	-	4,001,267
Receiver certificate	-	65,000
Accrued interest payable	-	16,877
Total current liabilities	-	4,386,531
Total liabilities	-	4,386,531

Commitments and Contingencies	-	-

STOCKHOLDERS EQUITY (DEFICIT)
Common stock, par value $0.001, 127,333,060 and 12,733,306 issued and outstanding as of March 31, 2021 and September 30, 2020	127,333	127,333
Paid in capital	16,045,697	11,657,533
Accumulated earnings (deficit)	(16,172,909)	(16,171,231)
Total stockholders deficit	121	(4,386,366)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$121	$165

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.
Unaudited Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

Sales	$-	$-	$-	$-

Operating expenses:
Bank services charges	22	46	44	101
Professional fees				1,355
Stock transfer fees		1,107		1,107
Total operating expenses	22	1,153	44	2,563
Income (loss) from operations	(22)	(1,153)	(44)	(2,563)
Other income (expense)
Interest income (expense), net	-	(1,625)	(1,634)	(3,255)
Misc income	-	10,777	-	12,777
Total other income (expense)	-	9,152	(1,634)	9,522
Income (loss) before income taxes	(22)	7,999	(1,678)	6,959
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	$(22)	$7,999	$(1,678)	$6,959

Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted-average number of common shares outstanding:
Basic and diluted	127,333,060	12,733,306	127,333,060	127,333,060

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.
Consolidated Statements of Changes in Stockholders Equity (Deficit)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity (Deficit)

September 30, 2019	12,733,306	$12,733	$8,677,939	$(13,080,832)	$(4,390,160)

Net income (loss)				6,959	6,959

March 31, 2020	12,733,306	$12,733	$8,677,939	$(13,073,873)	$(4,383,201)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity (Deficit)
September 30, 2020	127,333,060	$127,333	$11,657,533	$(16,171,231)	$(4,386,366)

Net income (loss)				(1,678)	(1,678)

Discharge of debt, related party			4,388,165		4,388,165

Balance, March 31, 2021	127,333,060	$127,333	$16,045,698	$(16,172,909)	$121

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,678)	$6,959
Changes in operating assets and liabilities:
Accounts payable		(10,316)
Accrued interest	1,634	3,255
Net cash provided by (used in) operating activities	(44)	(103)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(44)	(103)
Cash and cash equivalents at beginning of period	165	192
Cash and cash equivalents at end of period	$121	$89

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity :

Discharge of debt due to former related parties	$4,388,165	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Healthcare Solutions Management Group, Inc., a Delaware corporation, and successor in interest to Verity Delaware Inc., a Delaware corporation which was previously a Nevada corporation named Verity Corp. (“we,” “us, “our” or the “Company”) was incorporated on April 11, 2006 in the state of Nevada under the name Infrared Systems, International.

On April 1, 2013, the Company changed its name from AquaLiv Technologies Inc. to Verity Corp. and our stock symbol changed to VRTY.

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. At such time, the Company became a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

On June 14, 2019, the Company entered into a Merger Agreement (the “Merger Agreement”) by and between the Company, Verity Merger Corp., a wholly-owned subsidiary of the Company and a Delaware corporation (the “Merger Sub”), and Healthcare Solutions Holdings, Inc., a Delaware corporation (“HSH”). Pursuant to the terms of the Merger Agreement, the parties agreed that Merger Sub would merge with and into HSH, with HSH being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

The Merger closed on April 15, 2021 (the “Closing”), at which time Merger Sub merged with and into HSH with HSH being the surviving entity, and HSH became our wholly owned subsidiary. As a result of the consummation of the Merger, HSH became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. HSH is an integrated healthcare company which strives to provide vital services and a high-quality of care for patients over the course of their lifetime. HSH was organized with the goal of becoming an advanced, national healthcare system in the United States, providing clinicians with state-of-the-art diagnostic and therapeutic tools, and providing patients with greater access to a higher level of care in local communities that it believes have historically been underserved by the medical industry. HSH currently conducts directly through HSH, and in the near future intends to, conduct various, distinct operations through its to be formed wholly owned operating subsidiaries, within the medical industry, seeking to serve the needs of patients’ and physicians alike.

At the Closing of the Merger, Robert Stevens (the “Receiver”) appointed new officers and directors of the Company. As consideration for the services of the Receiver and his team, for acting as the court-appointed receiver for the Company and its predecessor and affiliated entities, and pursuant the Merger Agreement, as amended, in August of 2020, the Receiver and certain entities, as directed by the Receiver, were issued an aggregate total of 114,599,754 shares of the Company’s common stock. At Closing, the aggregate Merger consideration paid to the holders of the HSH common was 1,145,997,555 shares of the Company’s common stock constituting 90% of the issued and outstanding shares of Company common stock immediately following the Closing.

As a result of the consummation of the Merger, on April 15, 2021, HSH became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. Accordingly, at the Closing, the Company ceased to be a shell company as of April 15, 2021.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

The Merger was accounted for as a reverse merger and HSH is considered the acquirer for accounting and financial reporting purposes.

The Company was previously in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors of the Company were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of the Merger, the Company was operating under the direction of the Receiver. On March 5, 2018, the District Court in Clark County, Nevada approved a plan of reorganization for the Company and the discharge of the Receiver upon completion of his duties under the court order. Upon the Closing of the Merger, the reorganization of the Company described in the court order was completed and, as a result and pursuant to the court order dated March 5, 2018, the Receiver was automatically discharged and the receivership was automatically terminated such that no further action was needed by the Receiver or the Company in connection with the receivership, and such that Company was no longer in receivership.

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

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes “ regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties, and interest, accounting in interim periods and disclosure. For the years ended September 30, 2020, and 2019, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2021, and December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 – GOING CONCERN

The Company is currently in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On March 31, 2021 the Company had an accumulated deficit of $16,172,909 and only had $121 in cash on hand. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is solely dependent upon the Company’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so.

NOTE 4 – DEBT

The following tables set forth the components of the Company’s, debt as of March 31, 2021, and September 30, 2020:

	March 31, 2021	September 30, 2020
Notes payable	$-	$215,353
Real estate loans	$-	$4,001,267
Receiver loan	$-	$65,000

The Notes payable and the real estate loans were unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrued interest at a rate of 10%. During the period ended March 31, 2021, the Receiver discharged the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement. Additionally prior to the consummation of the Merger Agreement, the Receiver Note of $65,000 along with accrued interest was discharged.

NOTE 5 – RELATED PARTY TRANSACTIONS

As consideration for the services of Robert Stevens and his team prior to the Merger Agreement, who has acted as the court-appointed receiver for the Company and its predecessor and affiliated entities, in the Merger Agreement the Company agreed that, immediately prior to the Closing, the Company will issue to certain parties as directed by Mr. Stevens a total number of shares of Company common stock equal to 90% of the issued and outstanding shares of Company common stock immediately prior to the Closing, which will therefore constitute 9% of the issued and outstanding shares of Company common stock immediately following the Closing (the “Receiver Shares”). The Receiver Shares were issued on August 27, 2020 and consisted of a total of 114,599,754 shares of Company common stock. These shares were valued at $3,094,193 and were recorded as “stock-based compensation- related parties on the Company’s Statement of Operations during the fiscal year ended September 30, 2020.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company has 1,400,000,000 common shares authorized at a par value of $0.0001. As of March 31, 2021, and December 31, 2020 the were 127,333,060 and 127,333,060 common shares outstanding, respectively.

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

NOTE 7 – INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended March 31, 2021. As of March 31, 2020 the Company had a retained earnings deficit of $16,172,909 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2021 and December 31, 2020 the Company had no contractual commitments.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2021, through the date the financial statements were available to be issued and noted there were no subsequent events requiring disclosure except as follows:

On June 14, 2019, the Company entered into a Merger Agreement (the “Merger Agreement”) by and between the Company, Verity Merger Corp., a wholly-owned subsidiary of the Company and a Delaware corporation (the “Merger Sub”), and Healthcare Solutions Holdings, Inc., a Delaware corporation (“HSH”). Pursuant to the terms of the Merger Agreement, the parties agreed that Merger Sub would merge with and into HSH, with HSH being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

The Merger closed on April 15, 2021 (the “Closing”), at which time Merger Sub merged with and into HSH with HSH being the surviving entity, and HSH became our wholly owned subsidiary. As a result of the consummation of the Merger, HSH became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. HSH is an integrated healthcare company which strives to provide vital services and a high-quality of care for patients over the course of their lifetime. HSH was organized with the goal of becoming an advanced, national healthcare system in the United States, providing clinicians with state-of-the-art diagnostic and therapeutic tools, and providing patients with greater access to a higher level of care in local communities that it believes have historically been underserved by the medical industry. HSH currently conducts directly through HSH, and in the near future intends to, conduct various, distinct operations through its to be formed wholly owned operating subsidiaries, within the medical industry, seeking to serve the needs of patients’ and physicians alike.

At the Closing of the Merger, Robert Stevens (the “Receiver”) appointed new officers and directors of the Company. As consideration for the services of the Receiver and his team, for acting as the court-appointed receiver for the Company and its predecessor and affiliated entities, and pursuant the Merger Agreement, as amended, in August of 2020, the Receiver and certain entities, as directed by the Receiver, were issued an aggregate total of 114,599,754 shares of the Company’s common stock. At Closing, the aggregate Merger consideration paid to the holders of the HSH common was 1,145,997,555 shares of the Company’s common stock constituting 90% of the issued and outstanding shares of Company common stock immediately following the Closing.

As a result of the consummation of the Merger, on April 15, 2021, HSH became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. Accordingly, at the Closing, the Company ceased to be a shell company as of April 15, 2021.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

The Merger was accounted for as a reverse merger and HSH is considered the acquirer for accounting and financial reporting purposes.

The Company was previously in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors of the Company were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of the Merger, the Company was operating under the direction of the Receiver. On March 5, 2018, the District Court in Clark County, Nevada approved a plan of reorganization for the Company and the discharge of the Receiver upon completion of his duties under the court order. Upon the Closing of the Merger, the reorganization of the Company described in the court order was completed and, as a result and pursuant to the court order dated March 5, 2018, the Receiver was automatically discharged and the receivership was automatically terminated such that no further action was needed by the Receiver or the Company in connection with the receivership, and such that Company was no longer in receivership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report except as required by applicable laws.

Organizational History of the Company and Overview

On December 31, 2012, AquaLiv Technologies, Inc. (“ALTI”) and Verity Farms II, Inc. (“Verity Farms”), a South Dakota corporation, entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, ALTI acquired 100% of the authorized and issued shares of Verity Farms in exchange (the “Exchange”) for 4,850,000 shares of Series B Convertible Preferred Stock, par value $0.001, of ALTI, representing approximately 86% of the outstanding shares of ALTI, on a fully diluted basis, assuming conversion into common stock. As a result of the Exchange and the other transactions contemplated thereunder, Verity Farms became a wholly owned subsidiary of ALTI and ALTI acquired Verity Farms’ business operations. ALTI was formed under the laws of the State of Nevada on April 11, 2006 originally under the name of Infrared Systems International “ISI” as a wholly owned subsidiary of China Sxan Biotech, Inc. (“CSBI”) (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

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

In February 2016, all of the Company’s officers and directors resigned, and the Company stopped substantially all operating activities. At such time, the Company became a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Merger with Healthcare Solutions Holdings, Inc.

On June 14, 2019, the Company entered into a Merger Agreement (the “Merger Agreement”) by and between the Company, Verity Merger Corp., a wholly-owned subsidiary of the Company and a Delaware corporation (the “Merger Sub”), and Healthcare Solutions Holdings, Inc., a Delaware corporation (“HSH”). Pursuant to the terms of the Merger Agreement, the parties agreed that Merger Sub would merge with and into HSH, with HSH being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on April 15, 2021 (the “Closing”), at which time Merger Sub merged with and into HSH with HSH being the surviving entity, and HSH became our wholly owned subsidiary. As a result of the consummation of the Merger, HSH became our wholly owned subsidiary and the business of HSH became the business of the Company going forward.

At the Closing of the Merger, Robert Stevens (the “Receiver”) appointed new officers and directors of the Company. As consideration for the services of the Receiver and his team, for acting as the court-appointed receiver for the Company and its predecessor and affiliated entities, and pursuant the Merger Agreement, as amended, in August of 2020, the Receiver and certain entities, as directed by the Receiver, were issued an aggregate total of 114,599,754 shares of the Company’s common stock. At Closing, the aggregate Merger consideration paid to the holders of the HSH common was 1,145,997,555 shares of the Company’s common stock constituting 90% of the issued and outstanding shares of Company common stock immediately following the Closing.

As a result of the consummation of the Merger, on April 15, 2021, HSH became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. Accordingly, at the Closing, the Company ceased to be a shell company as of April 15, 2021.

Receivership

The Company was previously in receivership. On May 16, 2016, pursuant to Case Number A16-733815-B, Nevada’s 8th Judicial District, Business Court, appointed Robert Stevens as receiver (the “Receiver”) for the Company. Creditors of the Company were required to provide claims in writing under oath on or before November 3, 2016, or they would be barred under Nevada Revised Statute §78.675. Since May 16, 2016, through the date of the Merger, the Company was operating under the direction of the Receiver. On March 5, 2018, the District Court in Clark County, Nevada approved a plan of reorganization for the Company and the discharge of the Receiver upon completion of his duties under the court order. Upon the Closing of the Merger, the reorganization of the Company described in the court order was completed and, as a result and pursuant to the court order dated March 5, 2018, the Receiver was automatically discharged and the receivership was automatically terminated such that no further action was needed by the Receiver or the Company in connection with the receivership, and such that Company was no longer in receivership.

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

No Prior Operations

From 2016 until the Merger, the Company did not have any material operations and was a shell company as such term is defined in Rule 12b-2 of the Exchange Act. On April 15, 2021, pursuant to the Merger Agreement, Merger Sub merged with and into HSH, with HSH being the surviving entity, and HSH thereafter became a wholly owned subsidiary of the Company and the Company ceased to be a shell company as of such date.

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

Results of Operations

Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020

Operating expenses for the quarter ended March 31, 2021 totaled $22 compared to $1,153 for the same period in 2020. The decrease is attributable to lower professional fees during the quarter ended March 31, 2021. Cash flows used in operating activities for the quarter ended March 31, 2021 totaled $1,678 compared to $6,959 in 2020.

Going Concern

The Company was previously in receivership. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On March 31, 2021 the Company had an accumulated deficit of $16,172,909 and only had $121 in cash on hand.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

During the six months ended March 31, 2021, HSH advanced $20,000 to the Company on an interest free basis.

On March 31, 2021, our liquid assets consisted of cash of $121.

The following tables set forth the components of the Company’s debt as of September 30, 2020, and March 31, 2021

	Sept. 30, 2020	March 31, 2021
Notes payable	$215,353	$-
Real estate loans	$4,001,267	$-
Receiver loan	$65,000	$-

The notes payable and the real estate loans were unsecured and due to a former director and officer of the Company. As a result of the court order in Nevada in March 2018, no interest can be accrued on this debt. In February 2018, the Company obtained a Receiver’s Note for $65,000 which accrued interest at a rate of 10%. During the period ended March 31, 2021, the Receiver discharged the Notes Payable and Real Estate Loans with no further liability to the Company, prior to consummating the Merger Agreement.  Additionally, prior to the consummation of the Merger Agreement, the Receiver Note of $65,000 along with accrued interest was discharged.

We estimate that we will need approximately $20,000,000 to $25,000,000 to fully effectuate our business development plans. There can be no assurance that we’ll be able to raise the foregoing funds. Further, we are subject to the continued impact of COVID-19, as further discussed above. We are dependent on capital raised from third parties to fund our operating expenses. We cannot assure that additional funding will be available on a timely basis, on terms acceptable to us, or at all. We currently have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, or at all. Our inability to receive additional financing may have a significant negative impact on our continued development and results of our operations. COVID-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of COVID-19, or otherwise, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended March 31, 2021. As of March 31, 2021, the Company had a retained earnings deficit of $16,172,909  however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the Interim Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of March 31, 2021, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of March 31, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

•	Limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions.

•	The Company lacks sufficient in-house expertise and training in complex accounting principles and SEC reporting and disclosure requirements.

•	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

•	The Company lacks a system of tracking obligations to identify and file income tax and other tax reports on a timely basis.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

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

3.10

Certificate of merger by and among Verity Merger Corp. and Healthcare Solutions Holdings, Inc. (Incorporated by reference to Exhibit 3.10 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

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

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: May 14, 2021	By:	/s/ Justin Smith
Justin Smith
Interim Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Smith	Interim Chief Executive Officer and Interim Chief Financial Officer	May 14, 2021
Justin Smith	(principal executive officer and principal financials and accounting officer)

