Form 10-Q
period 2021-06-30
Healthcare Solutions Management Group, Inc.
filed 2021-08-23
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-147367

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3767357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 School St, Suite 303, Glen Cove NY	11542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 668-2188

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock as of August 16, 2021, was 1,273,330,615 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Healthcare Solutions Management Group, Inc., a Delaware corporation, and its subsidiaries unless the context requires otherwise.

3

Item 1. Financial Statements.

Healthcare Solutions Management Group, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	September 30,
	2021	2020

ASSETS
Cash	$431,829	$841,349
Accounts receivable/Other receivable	763,369	74,622
Prepaid expenses	9,625	60,666
Investments	89,768,422	83,087,469
Total current assets	90,973,244	84,064,105
Equipment	1,749,207	587,083
Total Assets	$92,722,451	$84,651,188

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$226,475	$109,313
PPP loan	210,500	210,500
Notes payable	400,000	465,323
Receiver certificate	-	65,000
Interest payable	-	33,093
Notes payable related party	12,423,406	13,447,615
Total current liabilities	13,260,381	14,330,844

Total liabilities	13,260,381	14,330,844

Stockholders' Equity
Common stock, par value $0.001, 1,273,330,615 and 127,733,060 issued and
outstanding as of June 30, 2021, and September 30, 2020, respectively	1,273,331	127,333
Additional paid in capital	100,867,019	97,713,550
Accumulated other comprehensive income	5,543,405	(1,137,548)
Accumulated deficit	(28,221,684)	(26,382,990)
Total Stockholders' Equity	79,462,070	70,320,344
Total Liabilities and Stockholders' (Equity)	$92,722,451	$84,651,188

The accompanying notes are an integral part of these financial statements.

Healthcare Solutions Management Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue
Sales	$2,500,868	$745,019	$5,981,542	$1,551,119
Gross profit	$2,500,868	$745,019	$5,981,542	$1,551,119

Operating Expenses:
Administrative expenses	779,560	250,282	2,088,254	1,003,088
Contractors expenses	2,495,245	1,157,046	5,598,197	3,772,844
Total operating expenses	3,274,805	1,407,328	7,686,451	4,775,932
(Loss) from operations	(773,936)	(662,309)	(1,704,909)	(3,224,814)
Other income (expense)
Miscellaneous income	-	11,542	-	15,042
Interest income (expense), net	-	(6,500)	(133,785)	(6,500)
Income (loss) before provision for income taxes	(773,936)	(657,267)	(1,838,694)	(3,216,272)
Provision for income taxes	-	-	-	-
Net (Loss)	$(773,936)	$(657,267)	$(1,838,694)	$(3,216,272)

Basic and diluted earnings (loss) per common share	$(0.06)	$(0.05)	$(0.14)	$(0.25)

Weighted average number of shares outstanding	1,084,429,919	127,333,060	608,525,404	127,333,060

The accompanying notes are an integral part of these financial statements.

Healthcare Solutions Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other	Retained	Stockholders'
	Shares	Value	Capital	Comp Inc	Earnings	Equity

Balance, September 30, 2019	12,733,306	$12,733	$94,733,956	$(1,137,548)	$(23,166,718)	$70,429,690

Issuance of common stock to related party	114,599,754	114,600	2,979,594			3,094,194

Net loss					(3,216,272)	(3,216,272)

Balance, June 30, 2020	127,333,060	$127,333	$97,713,550	$(1,137,548)	$(26,382,990)	$70,320,344

Balance, September 30, 2020	127,333,060	$127,333	$97,713,550	$(1,137,548)	$(26,382,990)	$70,320,344

Discharge of debt related party			4,388,165			4,388,165

Issuance of shares pursuant to reverse merger
and impact of reverse merger	1,145,997,555	1,145,998	(1,234,696)			(88,698)

Net income (loss)					(1,838,694)	(1,838,694)

Accumulated other comprehensive income				6,680,953		6,680,953

Balance, June 30, 2021	1,273,330,615	$1,273,331	$100,867,019	$5,543,405	$(28,221,684)	$79,462,070

The accompanying notes are an integral part of the financial statements.

Healthcare Solutions Management Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(1,838,694)	$(3,216,272)
Adjustments to reconcile net income to net cash
Discharge of debt related party	4,388,165
provided by (used for) operating activities
Accounts receivable	(688,748)	(56,195)
Prepaid expenses	51,042	-
Accounts payable	117,162	(167,355)
Accounts payable related party	-	-
Interest payable	(33,093)	-
Receiver certificate	(65,000)
Net cash provided by (used for) operating activities	1,930,834	(3,439,822)

Cash Flows From Investing Activities:
Issuance of acquisition shares	(88,698)	20,000
Equipment	(1,162,124)	-
Net cash provided by (used for) investing activities	(1,250,823)	20,000

Cash Flows From Financing Activities:
Notes payable	(65,323)
Notes payable related party	(1,024,209)	3,059,431
Proceeds from PPP loan	-	210,500
Net cash provided by (used for) financing activities	(1,089,532)	3,269,931

Net Decrease In Cash	(409,520)	(149,891)
Cash At The Beginning Of The Period	841,349	408,896
Cash At The End Of The Period	$431,828	$259,005

The accompanying notes are an integral part of these financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, notes payable and related party loans as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans in order to fund its operations.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company and subsidiaries have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue Recognition

Service income is generated from the resale of 3rd party services into physician offices. Operating income is generated directly from physicians and other entities in the medical business for providing management services for them.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 ("ASC 606") requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company is January 1, 2018.

Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

•

Level 3: Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021 and September 30, 2020. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

The Company determines the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss.

Investments

The Company was initially funded by Landes & Cie Private Trust based out of Sweden. In the U.S. there are certain regulatory requirements for healthcare companies in U.S. to maintain a minimum amount of capital on hand or they are subject to additional rules and regulation. Landes provided enough capital for the company so that all regulatory capital thresh holds are met.

We have identified accounting for marketable investment securities as a critical accounting policy due to the significance of the amounts included in our balance sheet. All of the securities included in investments have quoted market prices and trade actively. The Company’s intention is not to actively trade its investments or to use this investment for working capital. The Company records these investments at their fair value based on quoted market prices with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes.

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes “ regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties, and interest, accounting in interim periods and disclosure. For the years ended September 30, 2020, and 2019, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2021, and December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Property and Equipment

The equipment is comprised of ultrasounds, beds, stretchers, cardiac telemetry equipment, cardiac monitors, defibrillators, and other surgical equipment.

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1 – 5 years
Surgical equipment	7 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	Lesser of the lease term or estimated useful life

As of June 30, 2021 and December 31, 2020 the Company had $1,749,207 and $587,083 in equipment that had not yet been placed in service.

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

NOTE 3. ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable on June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Accounts receivable
Total accounts receivable	$763,369	$74,622

For the nine months ended June 30, 2021 and 2020, the were no customers that accounted for more than 10% of annual revenue.

NOTE 4 – INVESTMENTS

As of June 30, 2021 and September 30, 2020 the balance of investments was $89,244,250 and $83,087,469 respectively. These investment are comprised of securities that trade frequently with quoted prices. The Company’s intention is not to trade these securities but rather to hold these securities to demonstrate that the Company has enough capital on hand to meet regulatory requirements for certain healthcare companies.

For the nine months ended June 30, 2021 and June 30, 2020 the Company recorded an unrealized gains on investments of $6,680,953 and 1,137,548 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since the inception of the Company, substantially all of the funding for Company has been provided by related parties that have extended interest free demand loans. These related parties are as follows:

(1)	BLS, Inc. is controlled by Charles Balaban, a Director of the Company

(2)	BOAM, Inc. is controlled by Charles Balaban

(3)	Healthcare Solutions DX, Inc. is controlled by Justin Smith, Chairman of the Company’s Board of Directors

(4)	JHMA, Inc. is controlled by Doug Millar, head of the Company‘s Corporate Compliance and Regulatory Matters

(5)	Jonathan Loutzenhiser – is a Vice President of the Company

	Balance Due	Balance Due
	6/30/2021	9/30/2020

BLS, Inc.	$3,690,000	$2,767,500
BOAM, Inc.	582,409	530,544
Healthcare Solutions DX, Inc.	1,161,239	1,049,657
JHMA, Inc.	3,748,329	2,767,500
Jonathan Loutzenhiser	3,241,429	2,328,600

NOTE 6 – DEBT

The following tables set forth the components of the Company’s notes as of June 30, 2021 and September 30, 2020

	June 30, 2021	September 30, 2020
PPP Loans	$210,500	$210,500
Receiver certificate	-	65,000
Notes payable	400,000	465,323
	$610,500	$740,823

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company has 1,400,000,000 common shares authorized at a par value of $0.001. As of June 30, 2021, and December 31, 2020 the were 1,273,330,615 and 127,333,060 common shares outstanding, respectively. On April 15, 2021 the Company consummated the Merger, whereby 1,145,997,555 shares of the Company’s common stock were issued to the holders of HSH common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company’s principal office is located at 3 School St, Suite 303, Glen Cove, NY 11542, where it leases approximately 2,250 square feet of office space at a monthly rent of $2,500 per month. We believe that these facilities are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

NOTE 9 – INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2021. As of June 30, 2021 the Company had a retained earnings deficit of $28,221,684, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended June 30, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report except as required by applicable laws.

Organizational History of the Company and Overview

On December 31, 2012, AquaLiv Technologies, Inc. (“ALTI”) and Verity Farms II, Inc. (“Verity Farms”), a South Dakota corporation, entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, ALTI acquired 100% of the authorized and issued shares of Verity Farms in exchange (the “Exchange”) for 4,850,000 shares of Series B Convertible Preferred Stock, par value $0.001 of ALTI, representing approximately 86% of the outstanding shares of ALTI, on a fully diluted basis, assuming conversion into common stock. As a result of the Exchange and the other transactions contemplated thereunder, Verity Farms became a wholly owned subsidiary of ALTI and ALTI acquired Verity Farms’ business operations. ALTI was formed under the laws of the State of Nevada on April 11, 2006 originally under the name of Infrared Systems International “ISI” as a wholly owned subsidiary of China Sxan Biotech, Inc. (“CSBI”) (then known as Advance Technologies, Inc.) to pursue a narrowly defined business objective called infrared security systems.

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

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has significantly affected, and continues to significantly affect, the United States and global economies.

The outbreak has, and may continue to, spread, which could materially impact the Company’s business. The full extent of potential impacts on the Company’s business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shutdowns, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition, and results of operations.

Results of Operations

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2021 and 2020

Revenue

For the three months ended June 30, 2021, we recorded $2,500,868 in revenue compared to $745,019 for the three months ended June 30, 2020

For the nine months ended June 30, 2021, we recorded $5,981,542 in revenue compared to $1,551,119 for the nine months ended June 30, 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 were $882,989, compared to $1,912,418 for the three months ended June 30, 2020. Key components of the Company’s expenses for the three months ended June 30, 2021 include approximately $485,786 in payroll and benefits (which includes $234,360 in stock based compensation), approximately $69,387 in legal and professional services, and $29,633 in rent expense.

Operating expenses for the nine months ended June 30, 2021 were $7,686,451, compared to $4,755,932 for the nine months ended June 30, 2020. Key components of the Company’s expenses for the nine months ended June 30, 2021 include $5,598,197 in contractor expenses compared to 3,772,844 during the same period in 2020

Liquidity and Capital Resources

As of June 30, 2021, we had $431,829 in cash and cash equivalents. Net cash provided by operating activities was $1,792,423 for the nine months ended June 30, 2021, compared to net cash used in operating activities $3,439,822 for the nine months ended June 30, 2020.

Net cash used in investing activities was $1,250,823 for the nine months ended June 30, 2021 compared to $20,000 provided investing activities for the nine months ended June 30, 2020

Net cash used in financing activities for the nine months ended June 30, 2021 was $951,121 due to the repayment of related party debt, compared to $3,269,931 provided by financing activities during the period ended June 30, 20201

We will have significant ongoing needs for working capital to fund operations and to continue to expand our operations. To that end, we would be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2021. As of June 30, 2021, the Company had a retained earnings deficit of $28,221,684, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the Interim Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of June 30, 2021, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

23

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

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
99.1	Discharge Order. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2018).

101.INS*	Inline XBRL INSTANCE Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: August 23, 2021	By:	/s/ Justin Smith
Justin Smith
Interim Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Smith	Interim Chief Executive Officer and Interim Chief Financial Officer	August 23, 2021
Justin Smith	(principal executive officer and principal financials and accounting officer)

