Form 10-K
period 2021-09-30
Healthcare Solutions Management Group, Inc.
filed 2022-06-03
CIK 1418115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,578,929, computed by reference to the closing sales price of the shares of common stock on March 31, 2021, which was $0.124. The closing sales price and number of shares used to calculate the amount in the aforementioned sentence were as of March 31, 2021, and were not adjusted for the registrant’s 1 for 115 reverse stock split, which was effective on October 29, 2021.

The number of shares outstanding of the registrant’s common stock as of May 31, 2022, was 92,214,638 shares.

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

As used in this annual report on Form 10-K, “HSMG,” “we”, “our”, “us” and the “Company” refer to Healthcare Solutions Management Group, Inc., a Delaware corporation and its subsidiaries unless the context requires otherwise.

Item 1. Business.

Organizational History of the Company and Business Overview

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

On November 5, 2020, we changed our Fiscal Year End from June 30 to September 30. As a result of this change, we filed a Transition Report on Form 10-K with the SEC for the three-month transition period from June 30, 2020 to September 30, 2020 on January 20, 2021.

As a result of the consummation of the Merger, as such term is defined below, on April 15, 2021, Healthcare Solutions Holdings, Inc., a Delaware corporation (“HSH”), became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. Accordingly, the Company ceased to be a shell company as of April 15, 2021.

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

At the Closing of the Merger, Robert Stevens (the “Receiver”) appointed new officers and directors of the Company. As consideration for the services of the Receiver and his team, for acting as the court-appointed receiver for the Company and its predecessor and affiliated entities, and pursuant the Merger Agreement, as amended, in August of 2020, the Receiver and certain entities, as directed by the Receiver, were issued an aggregate total of 114,599,754 pre-reverse split shares of the Company’s common stock. At Closing, the aggregate Merger consideration paid to the holders of the HSH common was 1,145,997,555 pre-reverse split shares of the Company’s common stock constituting 90% of the issued and outstanding shares of Company common stock immediately following the Closing.

As a result of the consummation of the Merger, on April 15, 2021, HSH became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. Accordingly, at the Closing, the Company ceased to be a shell company as of April 15, 2021.

In connection with the Merger, the Company appointed new officers and directors as described below.

On April 15, 2021, Justin Smith was appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer and as the Executive Chairman and member of the Board of Directors of the Company.

On April 15, 2021, Dr. Charles Balaban was appointed as a member of the Board of Directors of the Company.

On April 15, 2021, Jonathan Loutzenhiser was appointed as Executive Vice President of the Company and a member of the Board of Directors of the Company.

On April 15, 2021, Dr. Joseph Asuncion was appointed as a member of the Board of Directors of the Company and as the Company’s Chief Medical Officer.

On April 15, 2021, Dr. Sadeem Mahmood was appointed as the Company’s Chief of Surgery.

On April 15, 2021, Dr. Richard F. Wittock was appointed as the Company’s Vice President of Clinical Affairs.

On April 15, 2021, Dr. Richard Muckerman was appointed as the Company’s Vice President of Strategy and Business Development.

On April 15, 2021, Blake Moorman was appointed as the Company’s Vice President of Operations.

On April 15, 2021, Robert Stevens resigned from all of his positions with the Company. The foregoing resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Prior Receivership

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continued to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is continuing to have a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. COVID-19 has already hindered or slowed many of HSH’s businesses, including but not limited to our growth and growth strategies, developments in the marketplace for products, therapies and services, financial results, research and development strategy, regulatory approvals, and competitive strengths. The direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition, continues today, but HSH has thus far weathered the pandemic storm and continues to seek to improve our level of service and patient care. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and continued spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

Overview of Our Business Operations

We operate through our wholly owned subsidiary HSH. HSH is an integrated healthcare company which strives to provide vital services and a high-quality of care for patients over the course of their lifetime. HSH was organized with the goal of becoming an advanced, national healthcare system in the United States, providing clinicians with state-of-the-art diagnostic and therapeutic tools, and providing patients with greater access to a higher level of care in local communities that we believe have historically been underserved by the medical industry. HSH currently conducts its operations directly through HSH, and also through its wholly owned subsidiaries within the medical industry, seeking to serve the needs of patients’ and physicians alike.

HSH currently has the following wholly owned operating subsidiaries in the state of Delaware through which it operates its business:

•	Advance Care Medical Holdings, Inc. is a Delaware, corporation (“ACM”) which seeks to offer a host of comprehensive care service directly to patients;

•	HSH Surgical, Inc. is a Delaware, corporation (“HSHS”) which seeks to own and operate Ambulatory Surgery Centers; and

•

HSH Medical Services, Inc. (“HSHMS”) is a Delaware, corporation which seeks to provide ancillary services directly to physician offices and engage in sales and marketing of medical products to doctors.

To date, the majority of HSH’s revenues have been generated through resales and marketing of medical products which HSH has done directly at the HSH level using the trade name HSHMS. HSH has formed HSHMS in the state of Delaware, and it plans to conduct all such resale and marketing activities through HSHMS. HSH has also generated revenues through providing consulting services to Managed Service Organizations (“MSOs”).

The Company has recently sought to expand its business and service offering capabilities and has shifted its focus away from medical product sales towards providing services to patients through its planned surgical and urgent care and internal medicine health facilities which it plans to conduct through ACM and HSHS. The Company expects that, going forward, revenues from its ownership interests in these facilities will comprise the majority of the Company’s revenues as the Company focuses more on those areas and less on medical products. The specific products and/or services intended to be provided by each of HSH’s operating subsidiaries are described in detail below.

HSH has provided consulting services to Managed Service Organizations (“MSOs”) and as further described below, HSH plans to establish another wholly-owned operating subsidiary to provide MSOs with both business management, development, and operational assistance. Additionally, HSH intends to become a comprehensive medical incubator and innovation center, dedicated to accelerating development, building businesses, and improving patient outcomes

Recent Developments

Name Change, Trading Symbol Change and Reverse Stock Split

Since Healthcare Solutions Management Group, Inc. became the successor in interest to Verity Delaware Inc. a Delaware corporation which was previously a Nevada corporation named Verity Corp., the Company’s current name became Healthcare Solutions Management Group, Inc.

On September 13, 2021, the Board of Directors (the “Board”) of the “Company approved (i) a 1 for 115 Reverse Stock Split of the Company’s common stock with any fractional shares of common stock resulting therefrom being rounded up to the nearest whole share of common stock (the “Reverse Stock Split”) and (ii) a voluntary change in the Company’s stock symbol from “VRTY” to a symbol selected by the Company’s officers (the “Symbol Change” and together with the Reverse Stock Split, referred to herein together as the “Corporate Actions”). On the same date, 52.42 % of the Company’s shareholders also approved the Corporate Actions. On September 15, 2021, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate”) with the Delaware Secretary of State for the Reverse Stock Split, with an effective date of the later of (i) September 29, 2021, or (ii) on a date that the Reverse Stock Split, is announced by Financial Industry Regulatory Authority (“FINRA”).

The Company submitted an Issuer Company Related Action Notification regarding the Corporate Actions, as well as its prior name change to its current name to FINRA on September 15, 2021 (the name change together with the Reverse Stock Split and Symbol Change are referred to herein together as the “Corporate Actions”). The Company was then notified by FINRA that the market effective date for the Corporate Actions was October 29, 2021. The new trading symbol for the Company’s common stock as of October 29, 2021, was “VRTYD” and effective as of November 26, 2021 the symbol changed to “HSMD.” Further, the Company’s common stock now has the following CUSIP number: 42226Y 105. The reverse stock split was effective on October 29, 2021.

Termination of Certain Agreements

On September 14, 2021, the Company’s wholly owned subsidiary, HSH terminated a consulting agreement (the “Consulting Agreement”) dated October 1, 2018, between HSH and Tarun Jolly (the “Consultant”), pursuant to Section 20(e) of the Consulting Agreement, which permits HSH to terminate the Consulting Agreement any time without cause, with the termination to be effective as of September 15, 2021. Pursuant to the Consulting Agreement, the Company had engaged the Consultant to provide general business, advisory and transaction, support and consulting services to HSH in exchange for warrants to purchase shares of HSH upon the occurrence of certain milestones none of which were ever achieved.

The Company also terminated the following non-material agreements:

On September 14, 2021, HSH terminated a Consulting Services Agreement by and between Flex Surgical Management LLC and Matt Thibaut, an individual and HSH dated September 1, 2020 (the “Agreement”) pursuant to Section 17(e) of the Agreement and all other terms and conditions of the Agreement. Termination will be effective as of September 16, 2021, in accordance with the terms and provisions of the Agreement.

On September 14, 2021, HSH terminated a Field Representative Offer of Employment by and between Stephen Fertig, an individual and HSH dated August 21, 2019 (the “Offer”) pursuant to Section 7 of the Offer and all other terms and conditions of the Offer. Termination will be effective as of September 16, 2021, in accordance with the terms and provisions of the Offer.

On September 14, 2021, HSH terminated an Independent Contractor Agreement by and between John Keeling, Jr., an individual and HSH dated October 22, 2018 (the “Agreement”) pursuant to Section 4(4.2) of the Agreement and all other terms and conditions of the Agreement. Termination will be effective as of September 15, 2021, in accordance with the terms and provisions of the Agreement.

On September 14, 2021, HSH terminated a Consulting Services Agreement by and between BBCV Group, LLC and HSH dated October 30, 2019 (the “Agreement”) pursuant to Section 6(a) of the Agreement and all other terms and conditions of the Agreement. Termination will be effective as of September 30, 2021, in accordance with the terms and provisions of the Agreement.

Entry into Material Agreements

Ambulatory Surgery Center Development Agreement

On November 26, 2021, the Company and HSH and HSH’s wholly owned subsidiary HSH Surgical, Inc. (“HSHS”) entered into an Ambulatory Surgery Center Development Agreement (the “Agreement”) with Jameson, LLC DBA American Development Partners, a Tennessee limited liability company (together with its subsidiaries, related parties, successors-in-interests, and affiliates, the “Developer”). The term of the Agreement is ten (10) years from November 26, 2021. Pursuant to the Agreement, the Developer agreed to use commercially reasonable efforts to present HSHS with “Qualified Projects,” as such term is defined in the Agreement. During the term of the Agreement, the Developer agreed to present HSHS with ten (10) Qualified Projects per year, HSHS however is not required to accept a Qualified Project. HSHS agreed to enter into one hundred (100) Lease Agreements (the “Tenant Commitment”) with an option for twenty-five (25) additional units with anticipated development costs to be approximately fourteen million dollars ($14,000,000) a unit (actual costs will vary based on individual projects) for a total initial commitment of approximately one billion four hundred million dollars ($1,400,000,000) with an option for an additional three hundred and fifty million dollars ($350,000,000); provided that each Lease Agreement relates to a Qualified Project. Pursuant to the Agreement, the Developer has the exclusive rights to develop single tenant HSH Surgical Ambulatory Surgery Center units on a nationwide basis for HSHS.

Urgent Care Center Development Agreement

On November 26, 2021, the Company, HSH and HSH’s wholly owned subsidiary Advance Care Medical Holdings, Inc. (“ACM”) entered into an Urgent Care Center Development Agreement (the “UC Agreement”) with Jameson, LLC DBA American Development Partners, a Tennessee limited liability company (together with its subsidiaries, related parties, successors-in-interests, and affiliates, the “Developer”). The term of the UC Agreement is ten (10) years from November 26, 2021. Pursuant to the UC Agreement, the Developer agreed to use commercially reasonable efforts to present ACM with “Qualified Projects,” as such term is defined in the UC Agreement. During the term of the UC Agreement, the Developer agreed to present ACM with seventy-five (75) Qualified Projects per year, however ACM is not required to accept a Qualified Project. ACM agreed to enter into five hundred (500) Lease Agreements (the “Tenant Commitment”) with an option for two hundred (200) additional units with anticipated development costs to be approximately four million five hundred thousand dollars ($4,500,000) a unit (actual costs will vary based on individual projects) or a total initial commitment of approximately two billion two hundred and fifty million dollars ($2,250,000,000.00) with an option for an additional nine hundred million dollars ($900,000,000); provided that each Lease Agreement relates to a Qualified Project. The developer has the exclusive rights to develop single tenant Advance Care Medical Urgent and Comprehensive Care Center units on a nationwide basis for ACM.

The entry into the Agreement and the UC Agreement, triggered the issuance, on December 31, 2021 by the Company of 81,000,000 shares of its common stock to the following parties in the following amounts (the “Shares”).

The issuance of the Shares were triggered pursuant to:

•	A management consulting agreement with Black Label Services, Inc., dated July 15, 2018: 22,000,000 shares of common stock.

•	A management consulting agreement with Jackson Hole Medical Advisors, Inc., dated July 15, 2018: 22,000,000 shares of common stock.

•	An employment agreement with Jonathan Loutzenhiser, dated July 15, 2018: 22,000,000 shares of common stock.

•	A consulting services agreement with 168 Capital, Inc., dated October 1, 2018: 9,000,000 shares of common stock.

•	A consulting services agreement with Alpha Properties LLC., dated October 1, 2018: 3,000,000 shares of common stock.

•	A consulting services agreement with Stin Marketing Group LLC., dated October 1, 2018: 3,000,000 shares of common stock.

Advance Care Medical Inc.

HSH’s wholly owned subsidiary Advance Care Medical Holdings, Inc. (“ACM”) is a Delaware corporation that seeks to be a direct provider of urgent care and internal medicine services, and all comprehensive care provided by HSH is run through ACM. ACM aims to bridge the gap between urgent family care and the traditional hospital system. Through ACM, our mission is to focus on inadequately served communities and provide them more convenient quality healthcare. Our newly constructed facilities will seek to provide the highest standards of safety, comfort, and convenience for the best patient experience.

ACM plans to set up comprehensive care services that aim to combine both internal medicine practices with urgent care at numerous locations.

Each of the facilities at these locations are planned to be leased and it’s planned that ACM will do the build out of the medical premises at these facilities. As described above, on November 26, 2021, the Company, HSH and ACM entered into an Urgent Care Center Development Agreement with Jameson, LLC DBA American Development Partners, a Tennessee limited liability company.

It is planned that these facilities will be equipped with state-of the-art equipment and will be fully-staffed with Primary Care Physicians, Urgent Care Physicians and/or support staff to provide medical services. Many of these facilities are panned to be located in traditionally under-served rural communities, which we have intentionally targeted to help serve what we believe is a population in need of better medical services.

Medical services planned to be provided at these facilities will include, but are not limited to, the following:

•	Allergy and Immunology
•	Cardiovascular Issues
•	Endocrine Issues
•	Eyes, Ears, Nose and Throat
•	Gastrointestinal Complaints

•	Gynecology and Women’s Health
•	Infectious Illnesses
•	Pediatric Complaints
•	Pulmonary Complaints
•	Wound Care

It is planned that ACM will bill both private and government insurance for the services provided to patients at these facilities. It is also planned that ACM will accept direct payment for the above services it will provide from patients.

To date HSH has completed construction of facilities in Georgia, Illinois, and Tennessee, and HSH is in the process of completing medical equipment installations at these locations and hiring and training of staff. HSH is in the process of completing construction of facilities in Illinois, Tennessee, Georgia and Utah. The locations are set up under the following names, and the locations which are staffed, trained and ready to see patients are noted as such below:

Advance Care Medical Holdings, Inc.

Advance Care Medical Powder Springs GA, Inc.

Advance Care Medical Alpharetta I GA, Inc.

Advance Care Medical Suwanee GA, Inc.

Advance Care Medical Hiram GA, Inc.

Advance Care Medical Kennesaw GA, Inc.

Advance Care Medical Naperville IL - I, Inc. – this location is staffed, trained and ready to see patients

Advance Care Medical Romeoville IL- I, Inc.- this location is staffed, trained and ready to see patients

Advance Care Medical Buffalo Grove IL, Inc.

Advance Care Medical Aurora IL, Inc.

Advance Care Medical Carol Stream IL, Inc.

Advance Care Medical Fox River Grove IL, Inc.

Advance Care Medical St Charles IL, Inc.

Advance Care Medical Wheaton IL, Inc.

Advance Care Medical Clarkesville TN, Inc. - this location is staffed, trained and ready to see patients

Advance Care Medical Columbia TN, Inc. - this location is staffed, trained and ready to see patients

Advance Care Medical Chattanooga TN, Inc.

Advance Care Medical Nolensville TN, Inc.

HSH Surgical, Inc.

HSH’s wholly owned subsidiary HSH Surgical, Inc., (HSHS) is a Delaware corporation. HSHS is a physician-centric development and management company of multi-specialty, cardiology focused, ambulatory surgery centers. HSHS seeks to strive to become an industry-leading ambulatory surgery center (“ASC”) management and development company focused on partnering with physicians and employees to create an outstanding patient experience. HSHS seeks to partner with physicians to develop, design, build, credential, and then manage ASCs for, and with, their physician partners. HSHS also seeks to work with physicians in a joint-venture relationship with local hospitals or health systems, if we determine that such a relationship is in the best interest of the physicians and the ASC.

We believe that physician partners are the lifeline of any ASC, and they should retain control of the facility while HSHS can focus on adding value by managing the business side while allowing the physician partners to focus on patient care. As such, it is planned, that HSHS, will provide 30% of the funding for an initial ASC project, and the physicians will provide 70%, resulting in HSHS being a minority 30% owner of each ASC that it will manage and develops in partnership with physicians. It is planned that HSHS will only seek to partner with top-quality, board-certified surgeons to provide the surgical services at these ASC facilities.

HSHS also aims to be a direct provider of ambulatory surgery services, and all of the ambulatory and surgery business of HSH are run through this subsidiary. Our planned ASCs are comprised of a network offering multidisciplinary options. As discussed in detail above, on November 26, 2021, the Company and HSH and HSH’s wholly owned subsidiary HSH Surgical, Inc. (“HSHS”) entered into an Ambulatory Surgery Center Development Agreement with Jameson, LLC DBA American Development Partners, a Tennessee limited liability company. It is planned that our state-of-the-art facilities will provide same day out-patient surgical care including both diagnostic and preventative procedures.

It is planned that HSHS, will have a 30% ownership interest in numerous locations set up for our planned ambulatory surgery services, the first of which SARC by HSH ASC Pine Bluff has opened and is performing procedures in Pine Bluff, AR. The remaining ownership of these entities is planned to be held by physician providers.

We plan that a wide array of surgical services will be provided through these ASC’s, which are planned to include, but are not limited to, the following:

•	Cardiac Surgery
•	Vascular Surgery
•	Bariatric Surgery
•	Colon and Rectal Surgery
•	Endocrine Surgery
•	General Surgery
•	Gynecological Surgery
•	Hand Surgery
•	Head and Neck Surgery
•	Hernia Surgery
•	Neurosurgery
•	Orthopedic Surgery
•	Ophthalmological Surgery
•	Outpatient Surgery
•	Pediatric Surgery
•	Plastic and Reconstructive Surgery
•	Podiatric Surgery
•	Robotic Surgery (Da Vinci Robotic Surgical System)
•	Thoracic Surgery
•	Urologic Surgery

For each of these services, it is planned that HSHS, will bill accept both private and government insurances, and accept direct payments from patients.

To date HSHS has completed construction of a state of the art Ambulatory Surgery Center in Pine Bluff, Arkansas, and HSHS is in the process of completing construction in Utah and Texas. The locations are set up under the following names:

HSH Surgical, Inc.,

SARC by HSH, Inc.,

SARC by HSH ASC Pine Bluff, LLC

SARC by HSH ASC Blytheville, LLC

SARC by HSH ASC Draper, LLC

SARC by HSH ASC Keller, LLC

SARC by HSH ASC Lake Jackson, LLC

HSH Medical Services, Inc.

To date, the majority of HSH’s revenues have been generated through resales and marketing of medical products which HSH has done directly at the HSH level using the trade name HSHMS. HSH does not produce or manufacture its own products or services – rather, it is a third-party reseller of medical products and services, whereby medical companies grant HSH a right, which can be exclusive or non-exclusive, to market, distribute and sell such company’s medical products and services to physician customers in certain regions. In exchange, HSH receives a mark-up, which is generally twenty percent (20%) of the gross sales it makes from reselling those products and services.

HSH currently sells products across the U.S. in over 18 states. HSH’s customers are physicians, to which it markets and sells medical equipment, medical devices, laboratory services, and pharmacy services, as well as other services directly to its physician customers.

HSHMS was formed in the state of Delaware, and HSH plans to conduct all such resale and marketing activities through HSHMS. HSHMS is intended to focus on sales and marketing of medical products and services to doctors. All third-party products and services that will be resold by HSH are planned to be provided through this subsidiary.

HSH, now offers, and HSHMS, is planned to offer products and services in the following categories directly to physicians:

•	Medical Equipment: examples include but are not limited to back braces with cold therapy, shoulder sling/braces, custom fit full-length knee brace, total joint kit, spine kit, pain patch and others.

•

Medical Devices: examples include but are not limited to electrocardiogram (ecg) 3 / 6 / 12 / 18 lead units, interpretative ecg units, electroencephalogram (eeg) monitoring equipment, home sleep monitoring equipment, cardiac monitoring equipment and others.

•

Laboratory Services: examples include but are not limited to molecular testing, pharmacogenomic testing, cancer genetic testing, breast cancer/lynch syndrome/colon, molecular pathology, respiratory testing, pathology testing, wound care testing, urine blood wellness testing and others.

•	Pharmacy Services- examples include but are not limited to traditional mail order, specialty compounding, 503a/503b opportunities, wholesale, specialty non-opioid, pain, podiatry and others.

HSH has built strong relationships throughout the healthcare field over several years, and our sales team which has decades of medical practice relationships has helped our rolodex continue to grow through networking and current client referrals. HSH acquires its medical equipment and services by procuring and vetting various leading medical technology/manufacturing companies across the country based on availability, pricing, and overall service. The products and services are typically installed by the different vendors and serviced as required by the manufacturer(s). If these products and services require physical operation, HSH recruits the appropriate personnel to do so.

As noted above, the foregoing operations are intended to be conducted through HSHMS.

Managed Service Organizations

HSH has generated revenues through providing consulting services to Managed Service Organizations (“MSOs”). HSH has provided consulting services to Managed Service Organizations (“MSOs”). HSH intends to establish another wholly-owned operating subsidiary to provide Managed Service Organizations (MSOs) with both business management, development, and operational assistance. MSO physician groups operate under a single tax ID to optimize expenses against utilization of services to create a more efficient physician practice. In the past, HSH has directly provided such consulting services to MSO’s. In the future HSH seeks to provide these services solely through its operating subsidiaries.

The services HSH intends to offer in through this subsidiary include:

•	Facilities management;
•	Operational reporting (workflow auditing);
•	Billing services;
•	Performance evaluations for staff;

•	Laboratory, Pathology, Radiology, Pharmacy, Variety of In-office Ancillary Services;
•	Evaluate compliance issues and documentation systems & provide operations oversight to suggest areas of improvement;
•	Review accounts payable and accounts receivable - revenue cycle and supply chain management; and
•	Liaison between medical office administrators and service providers.

A core focus of HSH’s MSO practice will be to provide consultation on the development and management of 100% MSO owned services in the ancillary space and provide operational support for them.

An MSO can be a gateway for providers to apply a population health lens to their practice or network with a focus on quality and outcomes, ultimately enabling the practice to better control overall the total cost of care. MSOs, administrative services organizations (ASOs), care management organizations (CMOs), population health services organizations (PHSOs) and the functions they provide, come in many shapes and sizes. The governance structure and functionality of an MSO is unique to the health system, independent practice association (IPA), ACO or health plan it is designed to serve. A provider taking risk can design or outsource an MSO for a single function/service or many functions/services depending on their needs. Many health systems are balancing the MSO type needs of a wholly owned or joint venture health plan, one or more ACOs and one or more IPAs. As a result, health systems and provider organizations are grappling with decisions about which functions they can realistically provide and how they can organize themselves to deliver these functions in a cost-effective way that allows them to capture and effectively manage as much of the premium dollar as possible.

HSH intends to work in collaboration with clients to help them understand the value of MSO infrastructure as they consider opportunities to manage risk, improve financial and clinical performance and meet the needs of all members. We plan that our subsidiaries will help clients to understand the scope of MSO service and capabilities, assess existing MSO services and capabilities and recommend solutions to optimize performance, align with market drivers, and achieve both short and long-term member management goals. We also intend to assist providers to establish their own MSO entities, including build/buy decision support, to help best control and manage risk. We will custom tailor consulting fee arrangements to the economic capabilities of our clients with both hourly payment charge options, total gross project billing, or monthly and annual retainer services.

Healthcare Incubator & Accelerator

HSH intends to be a comprehensive medical incubator and innovation center, with a team dedicated to accelerating development, building businesses, and improving patient outcomes. HSH’s team to date has worked with clinician innovators, university tech transfer offices, and academic researchers to design, engineer, prototype, and facilitate commercialization of a broad range of innovative medical products and companies.

HSH’s core management team of physicians, clinicians, and M&A subject matter experts are intended to collaborate closely with new product development teams, MedTech entrepreneurs, and medical providers seeking to accelerate time to market while reducing costs.

HSH plans to work to diligently to identify High Growth Healthcare Companies (HGHCs) that are candidates for the public market. In this capacity, we seek to:

•	Leverage HSH’s relationships, assets, and experience to develop HGHCs.
•	Grow HGHCs by utilizing banking relationships to facilitate acquisitions.
•	Assist to and launch HGHCs to public markets.

We intend to perform these operations at the HSH level, and believe that our expertise in this field will prove valuable in our ability to identify and assist promising companies in this space.

Consulting Agreements

HSH is currently a party to the following consulting agreements.

On July 15, 2018, HSH entered into a consulting agreement (the “Consulting Agreement”) with DMM Advisors, Inc. (the “Consultant”) pursuant to which HSH engaged the Consultant to provide general business, management, advisory and support consulting services to HSH. As compensation under the Consulting Agreement, HSH agreed to pay the Consultant a non-refundable retainer of $100,000 per month and agreed to pay the Consultant a monthly automobile allowance of $2,500. The Consulting Agreement also provides that the Consultant will be eligible to receive awards from HSH under their stock and bonus plans once such plans are created and also eligible to be covered by liability insurance once HSH acquires same. Additionally, pursuant to the Consulting Agreement, the Consultant is eligible to receive a bonus in cash and in shares of HSH, as well as warrants to purchase shares of HSH, upon meeting certain milestones. The term of the Consulting Agreement is for a period of three (3) years and will be automatically renewed for one (1) year terms unless terminated. The Consulting Agreement can be terminated by HSH for “cause” as such term is defined in the Consulting Agreement and the Consultant can terminate the Consulting Agreement at any time for any reason by giving HSH 30 days’ notice. HSH can also terminate the Consulting Agreement without cause at any time.

On October 1, 2018, HSH entered into a consulting agreement (the “Consulting Agreement”) with Stin Marketing Group, LLC (the “Consultant”) pursuant to which HSH engaged the Consultant to provide general business, advisory and transaction, support and consulting services to HSH. As compensation under the Consulting Agreement, HSH agreed to pay the Consultant by issuing warrants to purchase shares of HSH upon the occurrence of certain milestones. The term of the Consulting Agreement is for two (2) years and renews automatically for one (1) year terms unless terminated. The Consulting Agreement can be terminated by HSH for “cause” as such term is defined in the Consulting Agreement and the Consultant can terminate the Consulting Agreement at any time for any reason by giving HSH 30 days’ notice. HSH can also terminate the Consulting Agreement without cause at any time.

On October 1, 2018, HSH entered into a consulting agreement (the “Consulting Agreement”) with 168 Capital, Inc. (the “Consultant”) pursuant to which HSH engaged the Consultant to provide general business, advisory and transaction, support and consulting services to HSH. As compensation under the Consulting Agreement, HSH agreed to pay the Consultant by issuing warrants to purchase shares of HSH upon the occurrence of certain milestones. The term of the Consulting Agreement is for two (2) years and renews automatically for one (1) year terms unless terminated. The Consulting Agreement can be terminated by HSH for “cause” as such term is defined in the Consulting Agreement and the Consultant can terminate the Consulting Agreement at any time for any reason by giving HSH 30 days’ notice. HSH can also terminate the Consulting Agreement without cause at any time.

On October 1, 2018, HSH entered into a consulting agreement (the “Consulting Agreement”) with Alpha Properties, LLC (the “Consultant”) pursuant to which HSH engaged the Consultant to provide general business, advisory and transaction, support and consulting services to HSH. As compensation under the Consulting Agreement, HSH agreed to pay the Consultant by issuing warrants to purchase shares of HSH upon the occurrence of certain milestones. The term of the Consulting Agreement is for two (2) years and renews automatically for one (1) year terms unless terminated. The Consulting Agreement can be terminated by HSH for “cause” as such term is defined in the Consulting Agreement and the Consultant can terminate the Consulting Agreement at any time for any reason by giving HSH 30 days’ notice. HSH can also terminate the Consulting Agreement without cause at any time.

On July 15, 2018, HSH entered into a consulting agreement (the “Consulting Agreement”) with Black Label Services, Inc. (the “Consultant”) pursuant to which HSH engaged the Consultant to provide general business, management, advisory and support consulting services to HSH. As compensation under the Consulting Agreement, HSH agreed to pay the Consultant a non-refundable retainer of $100,000 per month and agreed to pay the Consultant a monthly automobile allowance of $2,500. The Consulting Agreement also provides that the Consultant will be eligible to receive awards from HSH under their stock and bonus plans once such plans are created and also eligible to be covered by liability insurance once HSH acquires same. Additionally, pursuant to the Consulting Agreement, the Consultant is eligible to receive a bonus in cash and in shares of HSH, as well as warrants to purchase shares of HSH, upon meeting certain milestones. The term of the Consulting Agreement is for a period of five (5) years and will be automatically renewed for one (1) year terms unless terminated. The Consulting Agreement can be terminated by HSH for “cause” as such term is defined in the Consulting Agreement and the Consultant can terminate the Consulting Agreement at any time for any reason by giving HSH 30 days’ notice. HSH can also terminate the Consulting Agreement without cause at any time.

Suppliers

HSH, works with suppliers and manufacturing companies on a reseller basis. HSH utilizes its physician network to review, vet-out, and help implement new diagnostic and therapeutic treatments and devices in other physician offices. HSH is compensated by its suppliers and manufactures for the products and services that are resold through the HSH network. HSH has formed HSHMS to conduct these operations in the future.

For ACM and HSHS, “supply” will be in the form of quality medical physicians and healthcare workers that we recruit from various sources.

HSH is not materially reliant on any one supplier for its products or service offerings.

Sales and Marketing

HSH utilizes third-party marketing agencies for its sales and marketing activities.

On October 6, 2020, HSH entered into a Master Services Agreement (the “MSA”) with GrowthMed, Inc., a California corporation (“GrowthMed”). Pursuant to the MSA, GrowthMed agreed to provide HSH with custom responsive design and initial website setup and creation services as well as maintenance services for same, webhosting, advertising, email hosting and other related services (referred to herein as the “Services”). Pursuant to the MSA, HSH agreed to compensate GrowthMed with a total build fee of $30,000, including a $15,000 build fee deposit and a maintenance fee of $3,500 for the Services. The minimum term of the MSA is for 12 months (the “Minimum Term”) at which time the MSA will automatically renew for subsequent six (6) month periods until terminated by either party. Prior to the conclusion of the Minimum Term, the MSA can be terminated by either party, for any reason or no reason, upon 3 months written notice to the other party. After the conclusion of the Minimum Term, the MSA can be terminated by either party upon 30 days’ notice to the other party, with such notice required to be made at least 30 days prior to the next upcoming renewal date.

On April 12, 2021, HSH terminated the MSA with GrowthMed, Inc. in accordance with the terms of the MSA, and the Termination was effective immediately pursuant to terms and provisions of the MSA.

HSH has engaged Hearst Media Services - a full-service marketing/communications and technology firm that has been delivering targeted multi-channel programs and services for more than 100 years – to assist the Company with its digital marketing strategy. HSH entered into an agreement (the “Agreement”) with Hearst Media Services on February 11, 2021 for the foregoing services. There is a $13,000 set up fee and a $600 monthly rate payable by HSH to Hearst Media Services under the Agreement as compensation for the services thereunder. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, a copy of which is filed as Exhibit 10.9 hereto and is incorporated by reference herein.

HSH believes that Hearst Media Services can help raise the Company’s profile and create increased awareness and greater visibility of HSH in the medical industry.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competitors are HCA Healthcare, Texas Health Resources, UT Southwestern Medical Center, Tenet, DaVita and VCA. HSH is seeking to create a paradigm shift in the healthcare industry by creating a new form of national healthcare complex that is highly efficient, provides greater access for all patients and drives superior patient outcomes. We believe that this paradigm shift will improve the financial sustainability of the American healthcare system and lead to a higher quality of care.

However, many of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition than we do and more established distribution networks and relationships with healthcare providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution, litigation, and financing capital equipment acquisitions for their customers.

Industry Overview

HSH operates in the healthcare industry and seeks to implement and operate innovative health care models to create a patient-centered, physician-centric experience.

According to the US Bureau of Labor Statistics’ Occupational Outlook Handbook dated as of September 1, 2020, employment in healthcare occupations is projected to grow 15% from 2019 to 2029, much faster than the average for all occupations, adding about 2.4 million new jobs. Healthcare occupations are projected to add more jobs than any of the other occupational groups. This projected growth is mainly due to an aging population, leading to greater demand for healthcare services.

According to a report titled “Ambulatory Surgery Centers Market by Product, By Component, By Specialty Type, and By Geography - Global Drivers, Restraints, Opportunities, Trends, and Forecast up to 2026” released by Research and Markets dated November 29, 2020, the estimated market value of Ambulatory Surgery Centers in 2020 was $1.89 billion.

Ambulatory Surgery Centers are transforming healthcare delivery as well as the market for medical devices and equipment. By focusing on routine, lower-risk procedures in a more convenient setting, ASCs can offer surgical procedures at rates 35% to 50% lower than hospitals, according to a September 2019 report published by Bain & Company.

The Urgent Care Association released its 2019 benchmarking report that showed the total number of centers had reached 9,616 as of November 2019, a 9.6% jump from the previous year. The number of Urgent Care Centers has increased steadily each year from 2013, when the total number of Urgent Care Centers was 6,100. Both Urgent Care Centers and Retail Clinics have continued to grow across the US as patients look for convenience and affordability, creating competition with traditional hospital and physician practice services.

Factors which are driving the market growth of Ambulatory Surgical Centers are an increase in the number of surgeries, a rise in the incidence of chronic diseases, and growth in the geriatric population. In addition to the above-mentioned factors, the advancements in technology, and surging demand for minimally invasive surgeries are fueling the growth of the Ambulatory Surgical Center market. The ASCs are more economical as compared to the hospitals and nursing homes as they help patients with instant medical services and quick discharge facilities.

There is a demand to reduce increasing healthcare costs and move from inpatient to outpatient surgical procedures. The rising need of IT solutions such as Telehealth, and Remote Monitoring of the patient for better management creates the market opportunity for Ambulatory Surgical Centers vendors to fulfill both the residential as well as commercial demand.

The rising number of diseases and demand for outpatient surgery has heightened the growth of the Ambulatory Surgical Centers. The ASCs are more economical as compared to the hospitals and nursing homes as they help patients with instant medical services and quick discharge facilities. Further, the vendors of Ambulatory Surgical Centers are spending huge capital in acquiring companies in order to develop innovative and technologically advanced Ambulatory Surgical Centers that can offer surgical treatment for various diseases.

The growing rate of old age population and high occurrence of chronic diseases, gastrointestinal, diabetes resulting in eye related diseases, musculoskeletal and other diseases are the major drivers behind the opening of the technologically advanced Ambulatory Surgery Centers equipped with improved pain operating methods in the United States. The US ASC market is expected to grow at a remarkable pace in future. The demand for highly advanced ambulatory surgical centers is getting stronger all across the United States on the account of positive government initiatives to develop advanced healthcare infrastructure which is further offering opportunities for various ambulatory surgical center companies to expand their presence in the United States.

Governmental Regulation

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, we are subject to various laws and regulations governing our business. For example, all of our comprehensive care locations need to be licensed with the Centers for Medicare and Medicaid Services and state medical boards along with all of the physicians and nurse practitioners that are providing the medical care. All Ambulatory Surgery Centers must also go through a complex licensing procedure with the state in which they are located as well as all of the medical staff at each location.

Our operations and relationships with healthcare providers such as doctors, MSOs, hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the U.S. Department of Health and Human Services Office of the Inspector General, the U.S. Department of Justice, Centers for Medicare and Medicaid, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business below.

Imposition of liabilities associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition, and results of operations. The Company cannot guarantee that its arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business, or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, and results of operations.

False Claims Acts

The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. By way of illustration, these prosecutions may be based upon alleged coding errors, billing for services not rendered, billing services at a higher payment rate than appropriate, and billing for care that is not considered medically necessary. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute or the Stark Law, can be considered a violation of the False Claims Act based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005 (“DRA”), amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The Office of Inspector General (“OIG”), in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid, or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

Due to the breadth of the Anti-Kickback Statute’s broad prohibitions, statutory exceptions exist that protect certain arrangements from prosecution. In addition, the OIG has published safe harbor regulations that specify arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements may be subject to scrutiny and prosecution by enforcement agencies.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state.

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient and outpatient hospital services, clinical laboratory services, certain imaging services, and other items or. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception, or the arrangement is in violation of the Stark Law.

The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $15,000 for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

Some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.

Because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. There can be no assurance that the arrangements entered into by us with physicians and facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), required the Department of Health and Human Services, or the HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which include entities like the Company, and the providers we may work with.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

The American Recovery and Reinvestment Act enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH) which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to “HIPAA business associates”.

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. We must also comply with the “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI,” which is defined by HHS guidance, as well as the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate.

Many states also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more stringent than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

Financial Information and Privacy Standards

In addition to privacy and security laws focused on health care data, multiple other federal and state laws regulate the use and disclosure of consumer’s financial information (“Personal Information”). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other respective state agencies. As with HIPAA, enforcement of laws protecting financial information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.

Other Federal Healthcare Compliance Laws

We are also subject to other federal healthcare laws.

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud provision prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program. As defined in this provision of Title 18, a “healthcare benefit program” can be either a government or private payor plan. Violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both. The ACA amended section 1347 of Title 18 to provide that a person may be convicted under the Health Care Fraud provision even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

The False Statements Relating to Health Care Matters provision prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing, or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both.

Under the Civil Monetary Penalties law of the Social Security Act, a person, including any individual or organization, may be subject to civil monetary penalties, treble damages, and exclusion from participation in federal health care programs for certain specified conduct. One provision of the Civil Monetary Penalties law precludes any person (including an organization) from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services that the person knows or should know (a) were not provided as described in the coding of the claim, (b) is a false or fraudulent claim, (c) is for a service furnished by an unlicensed physician, (d) is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program or (e) are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit services provided to Medicare or Medicaid program beneficiaries. Further, except as specifically permitted under the Civil Monetary Penalties law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties of up to $10,000 for each wrongful act.

Other State Healthcare Compliance Provisions

In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate or plan to expand to have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensing, Certification, Accreditation and Related Laws and Guidelines

The providers we may work with are subject to numerous federal, state, and local licensing laws and regulations, relating to, among other things, professional credentialing, and professional ethics. Since the Company provides its services to healthcare facilities, it may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and The Joint Commission. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs. Our ability to operate profitably will depend, in part, upon our ability and the ability of the providers to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable health care laws and regulations, including any new laws and regulations or new interpretations of existing laws and regulations.

Intellectual Property

The Company does not currently own any patents or trademarks. The Company expects to rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, however we have not yet taken security measures to protect this information.

Employees

We currently have 50 full time employees, 12 consultants, 6 independently contracted sales representatives and 4 part time employees.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continued to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is continuing to have a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. COVID-19 has already hindered or slowed many of HSH’s businesses, including but not limited to our growth and growth strategies, developments in the marketplace for products, therapies and services, financial results, research and development strategy, regulatory approvals, and competitive strengths. The direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition, continues today, but HSH has thus far weathered the pandemic storm and continues to seek to improve our level of service and patient care. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and continued spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

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

Risks Related to Our Company, Business and Industry

The Company was previously in receivership.

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

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the financial statements for the Company included elsewhere in this report. We have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and is currently exploring alternative sources of financing. On September 30, 2021, we had an accumulated deficit of $29,171,161. Excluding investments of $89,823,346 which are not intended to be used for working capital, we had negative working capital of $11,168,765. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our continuation as a going concern is dependent upon the ability to raise financing from third parties and generating revenues from operations. There is no assurance that we will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are an early-stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. HSH was formed on November 27, 2017. We have limited experience and operating history in which to assess our future prospects as a company. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our shareholders may lose their entire investment.

We have a history of losses and may have to further reduce our costs by curtailing future operations to continue as a business.

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain interest in our products and services and continue growing our existing operations. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

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

We expect that we will pursue acquisitions of other businesses, assets, or technologies to grow our business. We may fail to identify attractive acquisition candidates, or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services, and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures, and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●

risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

Our management team’s attention may be diverted by recent acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on recent acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

The continued outbreak of the coronavirus may cause an overall decline in the economy as a whole and may materially harm our Company.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continued to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is continuing to have a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. COVID-19 has already hindered or slowed many of HSH’s businesses, including but not limited to our growth and growth strategies, developments in the marketplace for products, therapies and services, financial results, research and development strategy, regulatory approvals, and competitive strengths. The direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition, continues today, but HSH has thus far weathered the pandemic storm and continues to seek to improve our level of service and patient care. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and continued spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative, and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative, and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well carry out its acquisition strategy and other business objectives.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on our results of operations, financial condition, business, and prospects. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates. The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations. Although we attempt to stay informed of government and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business, and prospects.

The Company’s success depends upon the ability to adapt to a changing market and continued development of additional products and services.

Although we expect to provide a broad and competitive range of products and services, there can be no assurance of acceptance by the marketplace. The procurement of new contracts by the Company may be dependent upon the continuing results achieved, upon pricing and operational considerations, as well as the potential need for continuing improvement to existing products and services. Moreover, the markets for such products and services may not develop as expected nor can there be any assurance that we will be successful in our marketing of any such services.

The healthcare industry is competitive, and we may not be able to compete effectively.

There are other companies and individuals currently providing similar products and services as us in the healthcare industry. We compete directly with national, regional, and local companies. Other companies could enter the market in the future and divert some or all of our business. Our competitors may have greater financial and other resources available to them. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. We may be unable to successfully compete with these competitors and may expend significant resources without success.

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

The commercial success of our products and services is dependent, in part, on factors outside our control.

The commercial success of our products and services is dependent upon unpredictable and volatile factors beyond our control, such as the success of our competitors’ products and services. Our failure to attract market acceptance and a sustainable competitive advantage over our competitors would materially harm our business.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

We are currently delinquent in our SEC Reporting Obligations for the periodic reports due to be filed from June 2014 to March 2019, as well as for the periodic reports due to be filed for the quarters ended December 31, 2021, and March 31, 2022

We are currently delinquent in our SEC Reporting Obligations for the periodic reports due to be filed from June 2014 to March 2019, as well as for the periodic reports due to be filed for the quarters ended December 31, 2021 and March 31, 2022. The Company plans to make up the foregoing reports, however, there can be no assurance that it will be able to do so as planned. If we are unable to make up such delinquent periodic reports, it may cause difficulties in FINRA processing any corporate actions submitted by the Company as well as difficulty moving up from the Expert Market to the OTC Pink Tier. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Risks Related to Healthcare Regulation

The healthcare industry is complex and intensely regulated at the federal, state, and local levels and government authorities may determine that we have failed to comply with applicable laws or regulations.

As a company involved in the provision of healthcare services, we are subject to a myriad of federal, state, and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid. We may also be required to change our method of operations. These consequences could be the result of current conduct or even conduct that occurred a number of years ago. We also could incur significant costs merely if we become the subject of an additional investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state, or local government will determine that we are not operating in accordance with law, or whether the laws will change in the future and impact our business. Any of these actions could have a material adverse effect on our business, financial condition, and results of operations.

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•

federal laws, including the federal False Claims Act, which provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, which contain or are based upon false or fraudulent information;

•

a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate, or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

26

•

a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of specific “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•

a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	state law provisions pertaining to anti-kickback, self-referral, and false claims issues, which typically are not limited to relationships involving governmental payors;

•

provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act (“HIPAA”) that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services;

•

provisions of HIPAA and Health Information Technology for Economic and Clinical Health Act (“HITECH”) limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•

federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately, and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•

federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients, or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•

federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions, or engaging in certain practices, such as splitting fees with physicians; and

•

provisions of the Social Security Act (emanating from the Deficit Reduction Act of 2005 (the “DRA”)) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies.

Our revenue may be negatively impacted by the failure of our providers to appropriately document services they provide.

We rely upon our providers to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. If our providers have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.

Changes associated with reimbursement by third-party payors for the Company’s services may adversely affect operating results and financial condition.

The medical services industry is undergoing significant changes with third-party payors that are taking measures to reduce reimbursement rates or in some cases, denying reimbursement altogether. There is no assurance that third-party payors will continue to pay for the services provided by our providers which will have a material adverse effect on our results of operations, financial condition, business, and prospects.

Compliance with federal and state privacy and information security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security, and confidentiality of patient health information (“PHI”), including HIPAA and HITECH. Despite our efforts to prevent security and privacy breaches, they may still occur. If any non-compliance with existing or new laws and regulations related to PHI results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties, or even criminal sanctions. As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical, or physical safeguards to protect PHI. We may incur significant costs in order to demonstrate and document whether there is a low probability that the PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities, and, in some cases, the media, in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by any such breach.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting healthcare reform or the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect healthcare business. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing, or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our providers to which we provide our products and services. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Common Stock

Our Common Stock Currently Trades on the Expert Market Tier of OTC Markets and is Labeled as “Delinquent SEC Reporting.”

Our common stock currently trades on the Expert Market Tier of OTC Market Group LLC’s Marketplace under the symbol “HSMD” and is labeled as “Delinquent SEC Reporting” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Stock on the Expert Market is not eligible for proprietary broker-dealer quotations. All quotes in stock on the Expert Market reflect unsolicited customer orders. Unsolicited-Only stocks, such as ours, have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making in our stock. The Expert Market serves broker-dealer pricing and investor best execution needs. Quotations in Expert Market securities are restricted from public viewing. OTC Markets Group may designate securities for quoting on the Expert Market when it is not able to confirm that the company is making current information publicly available under SEC Rule 15c2-11, or when the security is otherwise restricted from public quoting.

Because we are currently delinquent in our SEC filings, the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144.

Because we are currently delinquent in our SEC filings, the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144. Accordingly, at this time, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on future efforts to form additional capital through unregistered offerings.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by former shell companies.

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

As a result of the Merger as described in Items 1.01 and 2.01, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

While we believe that as a result of the Merger, the Company ceased to be a shell company, the SEC, and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

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

Although the Company filed Form 10 Information with the SEC on its Current Report on Form 8-K on April 21, 2021, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

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

All of our common stock shares, should be considered a long-term, illiquid investment. Common. In addition, our common stock, is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our Common Stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response, but not limited, to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results,
•	changes in general economic conditions,
•	changes in market valuations of similar companies,
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,
•	poor reviews;
•	loss of a major customer, partner, or joint venture participant; and
•	the addition or loss of key managerial and collaborative personnel.

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

The market price for our Common Stocks is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

Because we will likely issue additional shares of our Common Stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 1,400,000,000 shares of common stock. We anticipate that all or at least some, or potentially all, of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Prior to the Merger, the Company’s headquarters were located at 387 Corona St., Suite 555, Denver, CO 80218. Since the Merger, the Company no longer uses the foregoing property.

Effective as of the Closing of the Merger, the Company’s principal office is located at 3 School St, Suite 303, Glen Cove, NY 11542, where it leases approximately 2,250 square feet of office space at a monthly rent of $2,500 per month. Pursuant to the terms of the lease, the monthly rent will go up to $2,575 per month starting on September 15, 2021 and will remain at this amount until September 14, 2022. The lease term ends on September 14, 2022. We believe that these facilities are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

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

Prior Receivership

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently trades on the Expert Market Tier of OTC Market Group LLC’s Marketplace under the symbol “HSMD” and is labeled as “Delinquent SEC Reporting” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Stock on the Expert Market is not eligible for proprietary broker-dealer quotations. All quotes in stock on the Expert Market reflect unsolicited customer orders. Unsolicited-Only stocks, such as ours, have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making in our stock. The Expert Market serves broker-dealer pricing and investor best execution needs. Quotations in Expert Market securities are restricted from public viewing. OTC Markets Group may designate securities for quoting on the Expert Market when it is not able to confirm that the company is making current information publicly available under SEC Rule 15c2-11, or when the security is otherwise restricted from public quoting. The common stock previously traded on the Pink Tier of OTC Market Group LLC’s Marketplace. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.

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

Period	High	Low
Fiscal Year 2021
First Quarter (October 1, 2020 – December 31, 2020)	$0.0749	$0.0320
Second Quarter (January 1, 2021 – March 31, 2021)	$0.1250	$0.0610
Third Quarter (April 1, 2021 – June 30, 2021)	$0.1900	$0.0702
Fourth Quarter (July 1, 2021 – September 30, 2021)*	$11.7300	$6.4700

Period	High	Low
Fiscal Year 2020**
First Quarter (July 1, 2019 – September 30, 2019)	$0.1300	$0.0070
Second Quarter (October 1, 2019 – December 31, 2019)	$0.0490	$0.0086
Third Quarter (January 1, 2020 – March 31, 2020)	$0.0490	$0.0230
Fourth Quarter (April 1, 2020 – June 30, 2020)	$0.0800	$0.0115

Period	High	Low
Fiscal Year 2019
First Quarter (July 1, 2018 – September 30, 2018)	$0.0400	$0.0112
Second Quarter (October 1, 2018 – December 31, 2018)	$0.0270	$0.0088
Third Quarter (January 1, 2019 – March 31, 2019)	$0.0140	$0.0061
Fourth Quarter (April 1, 2019 – June 30, 2019)	$0.1000	$0.0065

__________

*These prices were adjusted for the Company’s 1 for 115 reverse stock split, which was effective on October 29, 2021. The prices in the remainder of this table were not adjusted for the reverse stock split.

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

Name, Trading Symbol Change and Reverse Stock Split

Since Healthcare Solutions Management Group, Inc. became the successor in interest to Verity Delaware Inc. a Delaware corporation which was previously a Nevada corporation named Verity Corp., the Company’s current name became Healthcare Solutions Management Group, Inc.

On September 13, 2021, the Board of Directors (the “Board”) of the “Company approved (i) a 1 for 115 Reverse Stock Split of the Company’s common stock with any fractional shares of common stock resulting therefrom being rounded up to the nearest whole share of common stock (the “Reverse Stock Split”) and (ii) a voluntary change in the Company’s stock symbol from “VRTY” to a symbol selected by the Company’s officers (the “Symbol Change” and together with the Reverse Stock Split, referred to herein together as the “Corporate Actions”). On the same date, 52.42 % of the Company’s shareholders also approved the Corporate Actions. On September 15, 2021, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate”) with the Delaware Secretary of State for the Reverse Stock Split, with an effective date of the later of (i) September 29, 2021 or (ii) on a date that that the Reverse Stock Split, is announced by Financial Industry Regulatory Authority (“FINRA”).

The Company submitted an Issuer Company Related Action Notification regarding the Corporate Actions, as well as its prior name change to its current name to FINRA on September 15, 2021 (the name change together with the Reverse Stock Split and Symbol Change are referred to herein together as the “Corporate Actions”). The Company was then notified by FINRA that the market effective date for the Corporate Actions was October 29, 2021. The new trading symbol for the Company’s common stock as of October 29, 2021 was “VRTYD” and effective as of November 26, 2021 the symbol changed to “HSMD.” Further, the Company’s common stock now has the following CUSIP number: 42226Y 105.

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

Equity Compensation Plans

None.

Holders

As of May 31, 2022, we had 92,214,638 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 1,671 record owners of our common stock.

Transfer Agent and Registrar

The Company’s transfer agent Pacific Stock Transfer, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV, 89119.

Recent Sales of Unregistered Securities

As disclosed throughout this Report the Company effected a 1 for 115 reverse stock split on October 29, 2021. The following share listed below in this section “Recent Sales of Unregistered Securities”, reflected pre-split share totals, other than for any issuances made after October 29, 2021, which is the effective date of the split.

On August 27, 2020, the Company issued the Receiver Shares, which consisted of 38,199,918 shares each of its common stock to three parties, totaling 114,599,754 shares of common stock in the aggregate, in accordance with the Amendment and the Merger Agreement as consideration for the services provided to the Company by its receiver.

On April 15, 2021 the Company consummated the Merger, whereby 1,145,997,555 shares of the Company’s common stock were issued to the holders of HSH common stock at the Exchange Ratio.

The entry into the Agreement and the UC Agreement, triggered the issuance, on December 31, 2021 by the Company of 81,000,000 shares of its common stock to the following parties in the following amounts (the “Shares”).

The issuance of the Shares were triggered pursuant to:

•	A management consulting agreement with Black Label Services, Inc., dated July 15, 2018: 22,000,000 shares of common stock.

•	A management consulting agreement with Jackson Hole Medical Advisors, Inc., dated July 15, 2018: 22,000,000 shares of common stock.

•	An employment agreement with Jonathan Loutzenhiser, dated July 15, 2018: 22,000,000 shares of common stock.

•	A consulting services agreement with 168 Capital, Inc., dated October 1, 2018: 9,000,000 shares of common stock.

•	A consulting services agreement with Alpha Properties LLC., dated October 1, 2018: 3,000,000 shares of common stock.

•	A consulting services agreement with Stin Marketing Group LLC., dated October 1, 2018: 3,000,000 shares of common stock.

Additionally, subsequent to September 30, 2021, the Company issued 142,198 shares for consulting services.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder.

Our Securities

General

Our authorized capital stock consists of 1,400,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 92,214,638 shares of common stock are currently outstanding; and -0- shares of preferred stock are currently outstanding, respectively, as of May 31, 2022.

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

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended September 30, 2021 and 2020, should be read in conjunction with the other sections of this Annual Report, including “Description of Business” and the Financial Statements and notes thereto of the Company included in this Annual Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

On November 5, 2020, we changed our Fiscal Year End from June 30 to September 30. As a result of this change, we filed a Transition Report on Form 10-K with the SEC for the three-month transition period from June 30, 2020 to September 30, 2020 on January 20, 2021.

As a result of the consummation of the Merger, as such term is defined below, on April 15, 2021, Healthcare Solutions Holdings, Inc., a Delaware corporation (“HSH”), became our wholly owned subsidiary and the business of HSH became the business of the Company going forward. Accordingly, the Company ceased to be a shell company as of April 15, 2021.

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

Prior Receivership

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continued to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is continuing to have a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. COVID-19 has already hindered or slowed many of HSH’s businesses, including but not limited to our growth and growth strategies, developments in the marketplace for products, therapies and services, financial results, research and development strategy, regulatory approvals, and competitive strengths. The direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition, continues today, but HSH has thus far weathered the pandemic storm and continues to seek to improve our level of service and patient care. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and continued spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

Results of Operations

Comparison of Results of Operations for the Years Ended September 30, 2021 and 2020

Revenue and cost of sales

For the year ended September 30, 2021, we recorded $9,248,784 in revenue compared to $3,524,334 for the year ended September 30, 2020. The increase is attributable to the establishment and opening of new locations. Included in revenue was $682,500 in related party revenue. The related party revenue was generated from the sale of medical services such as laboratory, durable medical equipment, and pharmacy services through preestablish sales channels that were accessed through the founders of the company.

Cost of sales for the year ended September 30, 2021 was $2,464,189 compared to $2,595,860 in the year ended September 30, 2020.  The increase is attributable to the establishment of a new location. Included in cost of sales in September 30, 2022 and 2021 is $2,297,455 and $2,595,860, respectively in cost of goods sold, related parties. The Company is entering into a significant business growth stage and to be prepared for this expansion requires the development of significant infrastructure which was provided through certain founders and corporate officers.

Operating Expenses

Operating expenses for the year ended September 30, 2021 were $9,438,982 compared to $3,952,621 for the year ended September 30, 2020, an increase of $5,486,361. The increase in operating expenses in the 2021 period compared to 2020 is attributable to an increase of approximately $1,843,000 in administrative expenses and increase of approximately $4,013,000 in contractors expenses related party, offset by a decrease of approximately $370,000 of contractor expenses. The increase of $4,013,000 in contractors expenses related party is attributable to an increase in our labor costs in anticipation of generated higher revenues and the opening of additional location. The key components of general and administrative expenses are the transition expenses of the Company from the planning and development stage to transitioning into the operation of our medical facilities.

Liquidity and Capital Resources

As of September 30, 2021, we had $659,194 in cash and cash equivalents compared to $841,349 as of September 30, 2020.

Net cash used in operating activities for year ended September 30, 2021 was $3,575,737 compared to net cash used in operating activities of $3,132,491 for the year ended September 30, 2020.  The increase in cash used in operating activities of $443,246 is primarily attributable to an increase in accounts receivable balances offset to a lesser extent by other balance sheet changes.

Net cash used in investing activities was $1,323,696 for the year ended September 30, 2021 compared to $554,335 used in investing activities for the year ended September 30, 2020. The increase in 2021 is primarily attributable to an increase in equipment purchases

Net cash provided by financing activities for the year ended September 30, 2021 was $4,717,278 compared to $4,119,278 for the year ended September 30, 2020. The increase in 2021 is primarily attributable to an increase in notes payable related parties of approximately $807,000.

We will have significant ongoing needs for working capital to fund operations and to continue to expand our operations. To that end, we would be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. Currently all of our financing is being provided by interest free demand notes payable from related parties. There are no assurance that these related parties will continue to finance the Company. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether.

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

The Company provided BMKR with a copy of the disclosures it made in its Current Report on Form 8-K disclosing the auditor change filed with the SEC on August 28, 2020 and requested that BMKR provide a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of BMKR’s letter, dated August 24, 2020, was filed as Exhibit 16.1 to the Company’s Form 8-K reporting the auditor change filed with the SEC on August 28, 2020.

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

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021. Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of September 30, 2021management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Changes in Internal Control over Financial Reporting.

Other than the officer and director changes in connection with the Merger described elsewhere in this Annual Report on Form 10-K, there have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Justin Smith	41	Interim Chief Executive Officer, Interim Chief Financial Officer, Executive Chairman and Director
Jonathan Loutzenhiser	35	Executive Vice President and Director
Dr. Joseph Asuncion	59	Chief Medical Officer and Director
Dr. Charles Balaban	72	Director
Dr. Sadeem Mahmood	58	Chief of Surgery
Dr. Richard Muckerman	70	Vice President of Strategy and Business
Blake Moorman	40	Vice President of Operations
Dr. Richard F. Wittock	49	Vice President of Clinical Affairs

Justin Smith. On April 15, 2021, Justin Smith was appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer and as the Executive Chairman and member of the Board of Directors of the Company. Justin Smith is a professional investment advisor for institutional clients attempting to navigate the ever-changing global financial markets. Mr. Smith graduated from John Carroll University with a Degree in Marketing Logistics and a Minor in Economics in 2004. After college, he continued to further his education by taking graduate classes while he was employed as the Assistant Director of Marketing at the telecommunications firm Broadvox. Mr. Smith was at Broadvox from January 2015 to June 2016. After leaving the private sector, Mr. Smith became a legislative assistant for the 11th Congressional District, Ohio, working in the office of the Honorable Stefanie Tubbs Jones. After leaving Congress, Mr. Smith began to work on the finance department at the Cuyahoga Metropolitan Housing Authority. From there he began a boutique firm that specialized in open-ended fund investments called the Landes Capital Group in January of 2017 where he still remains an executive to date. Currently he is the President of Landes and Compagnie Trust Prive, a Swedish asset management firm. The firm is a leading provider of independent advisory services for capital projects, including leadership in the early master planning and budgeting phase, identifying, and negotiating the services of the many professionals involved, and proactive guidance in the incorporation of responsible sustainability initiatives. He specializes in working with clients who seek a partner who can advise them through the entire lifecycle of a capital project, particularly those without the in-house resources to devote to such an undertaking. From October 1, 2017 to the present, he serves as the Executive Chairman and Director of HSH.

Jonathan Loutzenhiser. On April 15, 2021, Jonathan Loutzenhiser was appointed as Executive Vice President of the Company and a member of the Board of Directors of the Company. From 2013 to 2014 Mr. Loutzenhiser worked as a sports agent at Recruiting. From 2015 to 2016, Mr. Loutzenhiser served as the Chief Executive Officer at Mediplex. From 2016 to 2017, Mr. Loutzenhiser was the President of IneedMD. He serves es as the Executive Vice President of HSH and a member of the Board of Directors of HSH since he was appointed to such positions on October 1, 2017 and holds this position to date. Mr. Loutzenhiser graduated from Grace University with a degree in business management in 2012.

Dr. Joseph Asuncion. On April 15, 2021, Dr. Joseph Asuncion was appointed as a member of the Board of Directors of the Company and as the Company’s Chief Medical Officer. Dr. Asuncion has been serving and remains a Director of HSH since he was appointed to that position on November 7, 2019. Dr. Asuncion attended the University of Maryland where he received his BS in Biology, then received his Doctorate of Medicine at the Perpetual Help College of Medicine in the Philippines. From 2015 to 2017, Dr. Asuncion served as a director on the Board of Directors of IneedMD. From 2010 to 2020 Dr. Asuncion was a director and staff physician at Meritus Family Practice. He has dedicated himself to the practice of medicine for over 20 years. He believes in giving quality and compassionate care to patients and their families. He has also served in numerous leadership roles, which have contributed to the improvement of healthcare in his community. He also has a passionate interest in the development and clinical integration of new medications and technologies. His certifications include Diplomate of the American Academy of Family Medicine and Basic/Advanced Cardiac Life Support Provider.

Dr. Charles Balaban. On April 15, 2021, Dr. Charles Balaban was appointed as a member of the Board of Directors of the Company. Dr. Balaban was appointed as a Director of HSH on October 1, 2017 and serves in this capacity to date. Dr. Balaban received his D.D.S. in dentistry from the University of Toronto in 1973. Since 2015, Dr. Balaban has worked as the owner and operator of a multi-practitioner dental/surgical clinic. Dr. Balaban has been the principal of numerus rollup and M&A transaction in the dental/surgical industry dating back 25 years. He is also a serial entrepreneur and active investor in the medical device industry.

Dr. Sadeem Mahmood. On April 15, 2021, Dr. Sadeem Mahmood was appointed as the Company’s Chief of Surgery. Interventional Cardiologist Sadeem Mahmood, M.D. earned his medical degree at Dow Medical College, University of Karachi, Pakistan. He completed his residency in Internal Medicine at the University of Medicine and Dentistry of New Jersey. He completed fellowships in Cardiology and Nuclear Cardiology at Vanderbilt University Medical Center in Nashville, TN. He is board-certified in Internal Medicine, Cardiovascular Medicine, Interventional Cardiology, and Nuclear Cardiology. Dr. Mahmood previously sat on the Board of Cardiovascular Group for St. Vincent’s Hospital for a total of seven years; he is a fellow of the American College of Cardiology and is a member of the American Society of Medicine and the Arkansas Society of Medicine. Dr. Mahmood has served as a Board Certified Cardiologist at SARC, Inc. since January 2015 to the present. His true passion is his work; the joy he receives from helping his patients is the fuel that keeps him going.

Dr. Richard C. Muckerman II. On April 15, 2021, Dr. Richard Muckerman was appointed as the Company’s Vice President of Strategy and Business Development. Dr. Muckerman was appointed interim Chief Medical Officer and National Director of Promotions and Development HSH on September 31, 2020. Dr. Muckerman attended Georgetown University where he received a B.S. in biology and then Georgetown University School of Medicine for his MD degree. He completed his residency in Obstetrics & Gynecology at Saint John’s Mercy Medical Center in St. Louis which is one of the largest obstetrics hospitals in the Midwest. He is Board Certified in Obstetrics and Gynecology and is a long-standing Fellow of the American College of Obstetricians and Gynecologists - FACOG. Dr. Muckerman joined his father in the practice of obstetrics and gynecology in 1981. He has maintained an active OB/GYN private practice at St. Louis Women’s Healthcare Group since 2016. Dr. Muckerman incorporated medical genetics into his OB/GYN practice in order to provide personalized preventive healthcare for his patients. He received Genomics certification from the American College of Obstetricians & Gynecologists in 2018. In collaboration with a nationally renowned genetics lab, Dr. Muckerman has developed and implemented Hereditary Cancer Risk Assessment (HCRA) and Breast Cancer Risk Assessment (BCRA) programs in many medical facilities in the St. Louis area: Medical Practices, Breast Centers, and Hospital Systems. Dr. Muckerman has been instrumental in organizing and developing ancillary services for private independent physician practices in St. Louis; in 2004, Dr. Muckerman was the Founding Physician and Medical Director of St. Louis Women’s Surgery Center which was the first women’s-only surgery center in the Midwest. Several years later he recognized the opportunity for the addition of G.I. ancillary services and the Women’s Colonoscopy Center was developed within the Women’s Surgery Center. In 2010, Dr. Muckerman was the Founding Physician and Medical Director of St. Louis Breast Center. It is the only physician owned breast imaging facility in St. Louis. Dr. Muckerman has incorporated a hereditary cancer risk assessment and breast cancer risk assessment program in the breast center. Since 2018, every breast imaging patient has been offered a comprehensive hereditary cancer risk assessment.

Blake Moorman. On April 15, 2021, Blake Moorman was appointed as the Company’s Vice President of Operations. Mr. Moorman was appointed Vice President of HSH on August 1, 2020. Mr. Moorman is an accomplished healthcare industry executive with 15+ years’ experience driving profitability and market share for both large publicly traded healthcare companies as well as several startups. In partnership with the executive management team of HSH, Blake creates leading-edge customer support solutions in support of the organization’s mission and goal of providing best-in-class products and services for healthcare providers across the US. Blake has also held a number of increasingly responsible roles in executive and general management. As a strategist and accessible leader, Blake is known for driving growth and profitability with an expertise in developing and delivering therapeutic solutions for healthcare providers, laboratories, pharmacies, and healthcare companies. Mr. Moorman earned a degree in Engineering from Texas Tech University and previously worked at Depuy Orthopedics for 2004-2013. He then was a minority partner at Pharmetrics Specialty Pharmacy which was acquired in 2015. Blake started Strategic Specialty Solutions in 2013 which grew to one of the largest pharmacy networks in the US and he ceased his positions at same in 2019.

Dr. Richard F. Wittock III, DPM, FACFAS. On April 15, 2021, Dr. Richard F. Wittock was appointed as the Company’s Vice President of Clinical Affairs. Dr. Wittock was appointed Vice President and Chief of Podiatry of HSH on September 31, 2020. From June 2009 to April 2021, Dr. Wittock served as the President, owner and a physician at his own podiatry practice. Dr. Wittock is a native of Michigan and alumnus of Michigan Technological University. He received his doctorate from Barry University in Miami, FL, and earned Magna Cum Laude honors in both his undergraduate and doctoral degrees. His post-doctoral training included a 3-year surgical residency at the Detroit Medical Center at Wayne State University in Detroit, Michigan. He also completed a traumatology fellowship in Mainz, Germany and an external fixation fellowship in Kurgan, Russia. Dr. Wittock specializes in the following procedures: Athletic Injuries - Dr. Wittock played college football and has served as a team podiatrist for a Texas high school; External Fixation; Ankle Implants - Dr. Wittock is authorized by Depuy Orthopedics and Tornier to implant the Agility LP and Saito Talaris ankle implants.

Committees

We do not have a standing compensation, audit or nominating committee. Rather, the board of directors perform the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees at this time because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. We plan to form such committees in the future as needed.

Director Independence

We do not have any independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation.

No executive compensation was paid by the Company from February 2016, through the Effective Date of the Merger. In February 2016, all the Company’s officers resigned, and Company stopped substantially all operating activities.

The following table summarizes all compensation recorded by us in the past two fiscal years ended September 30, 2021 for our principal executive officer or other individual serving in a similar capacity.

2021 Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Justin Smith (1)	2021	$-	$-	$-		$-
Executive Chairman, principal executive officer, and principal financial and accounting officer	2020	$-	$-	$-		$-

Dr Charles Balaban (2)	2021	$-	$-	$-		$-
Director	2020	$-	$-	$-		$-

Jonathan Loutzenhiser (3)	2021	$225,000.00	$-	$-		$225,000.00
Executive Vice President and Director	2020	$225,000.00	$-	$-		$225,000.00

Dr. Joseph Asuncion (4)	2021	$120,000	$-	$-		$120,000
Chief Medical Officer and Director	2020	$-	$-	$-		$-

Dr. Sadeem Mahmood (5)	2021	$-	$-	$-		$-
Chief of Surgery	2020	$-	$-	$-		$-

Dr. Richard Muckerman (6)	2021	$-	$-	$-		$-
Vice President of Strategy and business development	2020	$-	$-	$-		$-

Dr. Richard F. Wittock (7)	2021	$-	$-	$-		$-
Vice President of clinical operations	2020	$-	$-	$-		$-

Blake Moorman (8)	2021	$90,000.00	$-	$-		$90,000.00
Vice President of operations	2020	$90,000.00	$-	$-		$90,000.00

Robert Stevens (9)	2021	$-	$-	$-		$-
Former Receiver	2020	$-	$-	$3,555	(1)	$3,555

_________________

(1)

On April 15, 2021, Justin Smith was appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer and as the Executive Chairman and member of the Board of Directors of the Company.

(2)	On April 15, 2021, Dr. Charles Balaban was appointed as a member of the Board of Directors of the Company.
(3)	On April 15, 2021, Jonathan Loutzenhiser was appointed as Executive Vice President of the Company and a member of the Board of Directors of the Company.
(4)	On April 15, 2021, Dr. Joseph Asuncion was appointed as a member of the Board of Directors of the Company and as the Company’s Chief Medical Officer.
(5)	On April 15, 2021, Dr. Sadeem Mahmood was appointed as the Company’s Chief of Surgery.
(6)	On April 15, 2021, Dr. Richard Muckerman was appointed as the Company’s Vice President of Strategy and Business Development.
(7)	On April 15, 2021, Dr. Richard F. Wittock was appointed as the Company’s Vice President of Clinical Affairs.
(8)	On April 15, 2021, Blake Moorman was appointed as the Company’s Vice President of Operations.
(9)

During the fiscal year ended June 30, 2020 and prior to October 2, 2019, the Receiver incurred $3,555 in professional fees in managing the Company. On November 5, 2020, the Company’s court appointed receiver, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year end from June 30 to September 30. We filed a Transition Report on Form 10-KT for the transition period from June 30 to September 30 with the SEC on January 20, 2021. Upon the Closing of the Merger, the reorganization of the Company described in the court order was completed and, as a result and pursuant to the court order dated March 5, 2018, the Receiver was automatically discharged and the receivership was automatically terminated such that no further action is needed by the Receiver or the Company in connection with the receivership, and such that Company is no longer in receivership. On April 15, 2021, Robert Stevens resigned from all of his positions with the Company.

Employment Agreements

The Company is not a party to any employment agreements at this time.

HSH currently only has one employment agreement in place which is with Jonathan Loutzenhiser. HSH and Mr. Loutzenhiser entered into amended and restated employment agreement (the “EA”) on June 1, 2018. Pursuant to the EA, HSH agreed to employ Mr. Loutzenhiser as HSH’s Vice President and Mr. Loutzenhiser agreed to serve in such capacity. The term of the EA is for five (5) years from the entry date. Pursuant to the EA, HSH agreed to compensate Mr. Loutzenhiser with a base salary of $1,200,000 with 50% of same to be accrued until HSH achieves quarterly adjusted EBITDA of $900,000. The EA also includes a bonus to Mr. Loutzenhiser to be determined by HSH’s board of directors. Pursuant to the EA, Mr. Loutzenhiser’s employment can be terminated by HSH for “Cause” or “Good Reason” as such terms are defined in the EA.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2021 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Director Compensation

The Company has not paid any of its directors in their capacities as such. HSH has not paid any of its directors in their capacities as such. Historically, the Company’s directors have not received compensation for their service. Notwithstanding, at some point in the near future, we plan to adopt a new director compensation program pursuant to which each of our non-employee directors will receive some form of an annual retainer. We plan to reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Executive Compensation Philosophy

Our Board determines the compensation given to our executive officers in their sole determination. Our Board reserves the right to pay our executives or any future executives a salary, and/or issue them shares of stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board reserves the right to grant performance base stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue and profits we are able to generate each month, both of which are a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of May 31, 2022, we had 92,214,638 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as May 31, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	our executive officers and directors as a group.

Unless otherwise indicated, the address for the beneficial owners listed below is c/o the Company at 3 School St, Suite 303, Glen Cove NY 11542.The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner:	Amount and Nature of Beneficial Ownership(2)	Percent of Class(1)
Directors and Executive Officers
Justin Smith (3)	996,520	1.08
Dr. Charles Balaban(4)	22,539,450	24.48
Jonathan Loutzenhiser(5)	22,000,000	23.89
Dr. Joseph Asuncion(6)	539,450	*
Dr. Sadeem Mahmood(7)	0	*
Dr. Richard F. Wittock(8)	96,652	*
Dr. Richard Muckerman(9)	9,966	*
Blake Moorman(10)	0	*
Officers and Directors as a Group (8 persons)	46,185,038	50.16

More than 5% Holders
Jackson Hole Medical Advisors, Inc.(11)	22,000,000	23.89
168 Capital Inc.(12)	9,249,130	10.05

_____________________

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2)	Based on 92,076,638 shares of the Company’s common stock issued and outstanding as of the date of this Annual Report.
(3)

On April 15, 2021, Justin Smith was appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer and as the Executive Chairman and member of the Board of Directors of the Company. Justin Smith has voting and dispositive control of 996,520 shares of the Company’s common stock held by Landes And Compagnie Trust Prive KB.

(4)

On April 15, 2021, Dr. Charles Balaban was appointed as a member of the Board of Directors of the Company. Dr. Balaban has voting and dispositive control of 22,514,537 shares of the Company’s common stock held by Black Label Services, Inc.

(5)	On April 15, 2021, Jonathan Loutzenhiser was appointed as Executive Vice President of the Company and a member of the Board of Directors of the Company.
(6)

On April 15, 2021, Dr. Joseph Asuncion was appointed as a member of the Board of Directors of the Company and as the Company’s Chief Medical Officer. Dr. Asuncion has voting and dispositive control of 514,537 shares of the Company’s common stock held by Medical Tech Group Inc.

(7)	On April 15, 2021, Dr. Sadeem Mahmood was appointed as the Company’s Chief of Surgery.
(8)	On April 15, 2021, Dr. Richard F. Wittock was appointed as the Company’s Vice President of Clinical Affairs.
(9)	On April 15, 2021, Dr. Richard Muckerman was appointed as the Company’s Vice President of Strategy and Business Development.
(10)	On April 15, 2021, Blake Moorman was appointed as the Company’s Vice President of Operations.
(11)	Douglas Millar has voting and dispositive control of 22,000,000 shares of the Company’s common stock held by Jackson Hole Medical Advisors, Inc.
(12)	Alex Kozlovski has voting and dispositive control of 9,249,130 shares of the Company’s common stock held by 168 Capital Inc.

 * Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval, or ratification of transactions with related parties or conflicted transactions.

The following includes a summary of transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which HSH or the Company were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

There were notes payable and due to a former director and officer of the Company in the amount of $4,001,267 which were no longer on the books as of March 30, 2021.

The Company was previously under the control of the Receiver and the Receiver was considered a related party. During the year ended June 30, 2019, the Receiver incurred $8,838 in professional fees in managing the Company. Additionally, the Receiver extended a loan of $65,000 to the Company, which bore interest at 10% and which was forgiven on April 13, 2021, pursuant to a Loan Forgiveness Agreement.

On August 25, 2020, the parties to the Merger Agreement entered into the Amendment to the Merger Agreement pursuant to which, amongst other things, the Company agreed to issue the Receiver Shares as required by the Merger Agreement in book entry within 10 days of August 25, 2020. The Receiver Shares were issued on August 27, 2020, and consisted of a total of 114,599,754 shares of Company common stock, 38,199,918 of which were issued to Thistle Investments LLC. Jodi Stevens is the Manager of Thistle Investments LLC and has the power to vote and dispose of the shares held by Thistle Investments LLC. Jodi Stevens is the spouse of the Receiver, Robert Stevens and as such was considered a related party.

Since the inception of the Company, substantially all of the funding for Company has been provided by related parties that have extended interest free demand loans. These related parties are as follows:

(1)	BLS, Inc. is controlled by Charles Balaban, a Director of the Company

(2)	BOAM, Inc. is controlled by Charles Balaban

(3)	Healthcare Solutions DX, Inc. is controlled by Justin Smith, Chairman of the Company’s Board of Directors

(4)	JHMA, Inc. is controlled by Doug Millar, head of the Company’s Corporate Compliance and Regulatory Matters

(5)	Jonathan Loutzenhiser – is a Vice President of the Company.

	Balance Due	Balance Due
	9/30/2021	9/30/2020

BLS, Inc.	$3,997,500	$3,690,000
BOAM, Inc.	582,409	582,409
Healthcare Solutions DX, Inc.	1,302,151	1,161,239
JHMA, Inc.	4,114,490	3,748,329
Jonathan Loutzenhiser	3,608,590	3,241,429

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed or to be billed to our company for the year ended September 30, 2021, and September 30, 2020 for professional services rendered by our independent registered public accounting firm BF Borgers CPA PC was engaged by us effective as of August 24, 2020.

Fees	2021	2020
Audit Fees	$80,000	$60,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$80,000	$60,000

Audit Fees

Audit fees to BF Borgers CPA PC were for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2021, and 2020.

Audit-Related Fees

During 2021 and 2020, BF Borgers CPA PC did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As BF Borgers CPA PC did not provide any services to us for tax compliance, tax advice and tax planning during 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

BF Borgers CPA PC did not provide any products and services not disclosed in the table above during 2021 and 2020. As a result, there were no other fees billed or paid during 2021 and 2020.

PART IV

ITEM 15. Exhibit And Financial Statement Schedules.

(a) Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthcare Solutions Management Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Solutions Management Group, Inc. (the "Company") as of September 30, 2021 and September 30, 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and September 30, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

June 3, 2022

Healthcare Solutions Management Group, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
ASSETS
Cash	$659,194	$841,349
Accounts receivable/other receivable	825,712	74,622
Prepaid expenses	-	60,666
Investments	89,823,346	83,087,469
Total current assets	91,308,252	84,064,105
Equipment	1,821,081	587,083
Total Assets	$93,129,332	$84,651,188

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,200	$109,313
PPP loan	210,500	210,500
Notes payable	456,000	465,323
Receiver-certificate	-	65,000
Interest payable	-	33,093
Notes payable related party	13,786,051	13,447,615
Total current liabilities	14,474,751	14,330,844
Total liabilities	14,474,751	14,330,844
Stockholders' Equity
Common stock, par value $0.001, 1,400,000,000 shares authorized 11,072,440 and 1,107,244
shares issued and outstanding as of September 30, 2021, and September 30, 2020, respectively	11,072	1,107
Additional paid in capital	102,216,342	97,839,775
Accumulated other comprehensive income	5,598,328	(1,137,548)
Retained earnings (deficit)	(29,171,161)	(26,382,990)
Total Stockholders' (Deficit)	78,654,581	70,320,344
Total Liabilities and Stockholders' (Equity)	$93,129,332	$84,651,188

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Solutions Management Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2021	2020
Revenue
Sales	$8,566,284	$3,524,334
Sales related party	682,500	-
Total revenue	9,248,784	3,524,334
Cost of goods sold	166,734	-
Cost of goods sold -related party	2,297,455	2,595,860
Gross profit	6,784,595	928,474

Operating Expenses:
Administrative expenses	3,491,623	1,648,341
Contractors expenses	203,722	573,706
Contractors expenses related party	5,743,637	1,730,574
Total operating expenses	9,438,982	3,952,621
(Loss) from operations	(2,654,387)	(3,024,147)
Other income (expense)
Interest income (expense), net	(133,785)	(6,250)
Income (loss) before provision for income taxes	(2,788,171)	(3,030,397)
Provision for income taxes	-	-
Net (Loss)	$(2,788,171)	$(3,030,397)

Basic and diluted earnings(loss) per common share	$(0.49)	$(27.37)

Weighted average number of shares outstanding	5,693,964	110,724

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Solutions Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other	Retained	Stockholders'
	Shares	Value	Capital	Comp Inc	Earnings	Equity

Balance, September 30, 2019	110,724	$111	$94,746,578	$(1,137,548)	$(23,352,593)	$70,256,548

Issuance of common stock to related party	996,520	997	3,093,197			3,094,194

Net loss					(3,030,397)	(3,030,397)

Balance, September 30, 2020	1,107,244	$1,107	$97,839,775	$(1,137,548)	$(26,382,990)	$70,320,344

Balance, September 30, 2020	1,107,244	$1,107	$97,839,775	$(1,137,548)	$(26,382,990)	$70,320,344

Discharge of debt related party			4,388,165			4,388,165

Issuance of shares pursuant to reverse merger and impact of reverse merger	9,965,196	9,965	(99,662)			(89,697)

Gain on extinguishment of liabilities			88,064			88,064

Net loss					(2,788,171)	(2,788,171)

Accumulated other comprehensive income				6,735,876		6,735,876

Balance, September 30, 2021	11,072,440	$11,072	$102,216,342	$5,598,328	$(29,171,161)	$78,654,581

The accompanying notes are an integral part of the consolidated financial statements.

Healthcare Solutions Management Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(2,788,171)	$(3,030,397)
Adjustments to reconcile net income to net cash used in operating activities
Gain on extinguishment of liabilities	88,064	-
Changes in operating assets and liabilities:
Accounts receivable	(751,090)	(74,622)
Prepaid expenses	60,666	(60,666)
Accounts payable	(87,113)	10,483
Interest payable	(33,093)	22,711
Receiver certificate	(65,000)	-
Net cash (used for) operating activities	(3,575,737)	(3,132,491)

Cash Flows From Investing Activities:
Issuance of acquisition shares	(89,698)	32,748
Purchase of equipment	(1,233,998)	(587,083)
Net cash (used for) investing activities	(1,323,696)	(554,335)

Cash Flows From Financing Activities:
Notes payable	(9,323)	(9,965)
Notes payable related party	4,726,601	3,918,743
Proceeds from PPP loan	-	210,500
Net cash provided by (used for) financing activities	4,717,278	4,119,278

Net Increase (Decrease) In Cash	(182,154)	432,452
Cash At The Beginning Of The Period	841,349	408,896
Cash At The End Of The Period	$659,194	$841,349

Supplemental disclosure of non-cash investing and financing activities:
Discharge of debt related party	$4,388,165	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reverse split

On September 13, 2021, the Board of Directors of the Company approved a 1 for 115 Reverse Stock Split of the Company’s common stock with any fractional shares of common stock resulting therefrom being rounded up to the nearest whole share of common stock. All share amounts referenced in this Report have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless specifically stated otherwise.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company was January 1, 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and September 30, 2020. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

We have identified accounting for marketable investment securities as a critical accounting policy due to the significance of the amounts included in our balance sheet. All of the securities included in investments have quoted market prices and trade actively. The Company’s intention is not to actively trade its investments or to use this investment for working capital. The Company records these investments at their fair value based on quoted market prices with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders’ equity, net of deferred taxes.

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes “ regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties, and interest, accounting in interim periods and disclosure. For the years ended September 30, 2021, and 2020, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2021, and September 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

As of September 30, 2021 and September 30, 2020 the Company had $1,821,081 and $587,083 in equipment that had not yet been placed in service.

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

NOTE 3. ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable on September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Accounts receivable	825,712	74,622
Total accounts receivable	$825,712	$74,622

For the fiscal year ended September 30, 2021 and 2020, the were no customers that accounted for more than 10% of annual revenue.

NOTE 4 – INVESTMENTS

As of September ne 30, 2021 and September 30, 2020 the balance of investments was $89,823,346 and $83,087,469 respectively. These investment are comprised of securities that trade frequently with quoted prices. The Company’s intention is not to trade these securities but rather to hold these securities to demonstrate that the Company has enough capital on hand to meet regulatory requirements for certain healthcare companies.

For the fiscal year ended September 30, 2021 the Company recorded an unrealized gains on investments of $5,598,328 compared to a unrealized loss on investments of $1,137,548 for the fiscal year ended September 30, 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since the inception of the Company, substantially all of the funding for Company has been provided by related parties that have extended interest free demand loans. These related parties are as follows:

(1)	BLS, Inc. is controlled by Charles Balaban, a Director of the Company

(2)	BOAM, Inc. is controlled by Charles Balaban

(3)	Healthcare Solutions DX, Inc. is controlled by Justin Smith, Chairman of the Company’s Board of Directors

(4)	JHMA, Inc. is controlled by Doug Millar, head of the Company’s Corporate Compliance and Regulatory Matters

(5)	Jonathan Loutzenhiser – is a Vice President of the Company

	Balance Due	Balance Due
	9/30/2021	9/30/2020

BLS, Inc.	$3,997,500	$3,690,000
BOAM, Inc.	582,409	582,409
Healthcare Solutions DX, Inc.	1,302,151	1,161,239
JHMA, Inc.	4,114,490	3,748,329
Jonathan Loutzenhiser	3,608,590	3,241,429

NOTE 6 – DEBT

The following tables set forth the components of the Company’s notes as of September 30, 2021 and September 30, 2020

	September 30, 2021	September 30, 2020
PPP Loans	$210,500	$210,500
Notes payable	456,000	465,323
	$666,500	$675,823

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company has 1,400,000,000 common shares authorized at a par value of $0.001. As of September 30, 2021, and September 30, 2020 the were 11,072,440 and 1,107,244 common shares outstanding, respectively.

On September 13, 2021, the Board of Directors of the Company approved a 1 for 115 Reverse Stock Split of the Company’s common stock with any fractional shares of common stock resulting therefrom being rounded up to the nearest whole share of common stock

On April 15, 2021 the Company consummated the Merger, whereby 9,965,196 (post-split) shares of the Company’s common stock were issued to the holders of HSH common stock.

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

NOTE 9 – INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended September 30, 2021. As of September 30, 2021 the Company had a retained earnings deficit of $29,171,161, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2021, through the date the financial statements were available to be issued and noted in subsequent events requiring disclosure except as follows:

Ambulatory Surgery Center Development Agreement

On November 26, 2021, the Company and HSH and HSH’s wholly owned subsidiary HSH Surgical, Inc. (“HSHS”) entered into an Ambulatory Surgery Center Development Agreement (the “Agreement”) with Jameson, LLC DBA American Development Partners, a Tennessee limited liability company (together with its subsidiaries, related parties, successors-in-interests, and affiliates, the “Developer”). The term of the Agreement is ten (10) years from November 26, 2021. Pursuant to the Agreement, the Developer agreed to use commercially reasonable efforts to present HSHS with “Qualified Projects,” as such term is defined in the Agreement. During the term of the Agreement, the Developer agreed to present HSHS with ten (10) Qualified Projects per year, HSHS however is not required to accept a Qualified Project. HSHS agreed to enter into one hundred (100) Lease Agreements (the “Tenant Commitment”) with an option for twenty-five (25) additional units with anticipated development costs to be approximately fourteen million dollars ($14,000,000) a unit (actual costs will vary based on individual projects) for a total initial commitment of approximately one billion four hundred million dollars ($1,400,000,000) with an option for an additional three hundred and fifty million dollars ($350,000,000); provided that each Lease Agreement relates to a Qualified Project. Pursuant to the Agreement, the Developer has the exclusive rights to develop single tenant HSH Surgical Ambulatory Surgery Center units on a nationwide basis for HSHS.

Urgent Care Center Development Agreement

On November 26, 2021, the Company, HSH and HSH’s wholly owned subsidiary Advance Care Medical Holdings, Inc. (“ACM”) entered into an Urgent Care Center Development Agreement (the “UC Agreement”) with Jameson, LLC DBA American Development Partners, a Tennessee limited liability company (together with its subsidiaries, related parties, successors-in-interests, and affiliates, the “Developer”). The term of the UC Agreement is ten (10) years from November 26, 2021. Pursuant to the UC Agreement, the Developer agreed to use commercially reasonable efforts to present ACM with “Qualified Projects,” as such term is defined in the UC Agreement. During the term of the UC Agreement, the Developer agreed to present ACM with seventy-five (75) Qualified Projects per year, however ACM is not required to accept a Qualified Project. ACM agreed to enter into five hundred (500) Lease Agreements (the “Tenant Commitment”) with an option for two hundred (200) additional units with anticipated development costs to be approximately four million five hundred thousand dollars ($4,500,000) a unit (actual costs will vary based on individual projects) or a total initial commitment of approximately two billion two hundred and fifty million dollars ($2,250,000,000.00) with an option for an additional nine hundred million dollars ($900,000,000); provided that each Lease Agreement relates to a Qualified Project. The developer has the exclusive rights to develop single tenant Advance Care Medical Urgent and Comprehensive Care Center units on a nationwide basis for ACM.

The entry into the Agreement and the UC Agreement, triggered the issuance, on December 31, 2021 by the Company of 81,000,000 shares of its common stock to the following parties in the following amounts (the “Shares”).

The issuance of the Shares were triggered pursuant to:

•	A management consulting agreement with Black Label Services, Inc., dated July 15, 2018: 22,000,000 shares of common stock.

•	A management consulting agreement with Jackson Hole Medical Advisors, Inc., dated July 15, 2018: 22,000,000 shares of common stock.

•	An employment agreement with Jonathan Loutzenhiser, dated July 15, 2018: 22,000,000 shares of common stock.

•	A consulting services agreement with 168 Capital, Inc., dated October 1, 2018: 9,000,000 shares of common stock.

•	A consulting services agreement with Alpha Properties LLC., dated October 1, 2018: 3,000,000 shares of common stock.

•	A consulting services agreement with Stin Marketing Group LLC., dated October 1, 2018: 3,000,000 shares of common stock.

Additionally, subsequent to September 30, 2021, the Company issued 142,198 shares for consulting services.

The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description

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

53

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

3.11

Certificate of Amendment filed September 15, 2021. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021).

10.1†

Employment Agreement between Jonathan Loutzenhiser and Healthcare Solutions Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.2

Consulting Agreement between Healthcare Solutions Holdings, Inc. and DMM Advisors, Inc. dated July 15, 2018. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.3

Consulting Agreement between Healthcare Solutions Holdings, Inc. and Stin Marketing Group, LLC dated October 1, 2018. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.4

Consulting Agreement between Healthcare Solutions Holdings, Inc. and Tarun Jolly dated October 1, 2018. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.5

Consulting Agreement between Healthcare Solutions Holdings, Inc. and 168 Capital, Inc. dated October 1, 2018. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.6

Consulting Agreement between Healthcare Solutions Holdings, Inc. and Alpha Properties, LLC dated October 1, 2018. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.7

Consulting Agreement between Healthcare Solutions Holdings, Inc. and Black Label Services dated July 15, 2018. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.8

Master Service Agreement between Healthcare Solutions Holdings, Inc. and GrowthMed, Inc. dated October 6, 2020. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

54

10.9

Agreement between Healthcare Solutions Holdings, Inc. and Hearst Media Services dated February 11, 2021. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.10

Lease Agreement between Healthcare Solutions Holdings, Inc. and JL International Realty, Inc. dated September 14, 2020. (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.11

Loan Forgiveness Agreement between Healthcare Solutions Holdings, Inc. and Healthcare Solutions Management Group, Inc. dated April 13, 2021. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021).

10.12

Ambulatory Surgery Center Development Agreement dated November 26, 2021. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2021).

10.13

Urgent Care Center Development Agreement dated November 26, 2021. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2021).

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
99.1	Discharge Order. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2018).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______

* Filed herewith.

Item 16. Form 10-K Summary.

None.

55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE SOLUTIONS MANAGEMENT GROUP, INC.

Dated: June 3, 2022	By:	/s/ Justin Smith
Justin Smith
Interim Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Smith	Interim Chief Executive Officer and Interim Chief Financial Officer and Director	June 3, 2022
Justin Smith	(principal executive officer and principal financials and accounting officer)
/s/ Jonathan Loutzenhiser	Director	June 3, 2022
Jonathan Loutzenhiser
/s/ Dr. Joseph Asuncion	Director	June 3, 2022
Dr. Joseph Asuncion
/s/ Dr. Charles Balaban	Director	June 3, 2022
Dr. Charles Balaban

56